Form 10-Q
period 2008-08-31
Osprey Ventures, Inc.
filed 2008-10-14
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-148625

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Unit D, 15th Floor, 8 Hart Avenue
Tsim Sha Tsui, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,200,000 shares of Common Stock as of October 10, 2008.

Transitional Small Business Format. Yes [   ]    No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the quarter ended AUGUST 31, 2008

BALANCE SHEETS AS OF AUGUST 31, 2008 (UNAUDITED) AND MAY 31, 2008

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 (UNAUDITED) AND AUGUST 31, 2007 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO AUGUST 31, 2008 (UNAUDITED)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO AUGUST 31, 2008 (UNAUDITED)

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 (UNAUDITED) AND AUGUST 31, 2007 (UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
AS OF AUGUST 31, 2008 AND MAY 31, 2008

	August 31, 2008	May 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$4,828	$11,609
TOTAL ASSETS	$4,828	$11,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party (Note 3)	$5,000	$5,000
Accounts payable and accrued liabilities	11,326	13,772

TOTAL LIABILITIES	16,326	18,772

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 5)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,200,000 shares of common stock	7,200	7,200
Additional paid-in capital	20,100	20,100
Deficit accumulated during the exploration stage	(38,798)	(34,463)
Total stockholder’s deficit	(11,498)	(7,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,828	$11,609

Going Concern (Note 2)

Commitments (Note 4)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007
AND THE PERIOD FROM INCEPTION TO AUGUST 31, 2008
(Unaudited)

	Three Months	Three Months	May 17, 2006
	Ended	Ended	(inception) to
	August 31, 2008	August 31, 2007	August 31, 2008

REVENUE	$-	$-	$-

Total revenue	-	-	-

EXPENSES

Bank charges	41	41	461
Loss on currency exchange	1,534	67	1,888
Interest expense on promissory note	63	-	109
Contributed administrative support (note 3)	-	100	300
Office	-	-	3,794
Organizational costs	-	-	300
Professional fees	1,300	-	24,013
Corporate services	-	5,000	5,000
Public relations	-	-	790
Registration and filing fees	1,397	-	1,397
Travel and meals	-	-	746

Total expenses	4,335	5,208	38,798

NET LOSS FOR THE PERIOD
	$(4,335)	$(5,208)	$(38,798)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.001)	$(0.001)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	7,200,000	7,200,000

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO AUGUST 31, 2008
(UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 6)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount

Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	5,000,000	$5,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(5,000)	-	-

Net loss for the period ended
May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	5,000,000	5,000	-	(5,000)	(300)	(300)

Share Subscription Received	-	-	-	5,000	-	5,000

March 23, 2007 common stock sold in
private placement offering ($0.01/ share)
(note 6)	2,200,000	2,200	19,800	-	-	22,000

Net loss for the year ended
May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	7,200,000	7,200	20,000	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100

Net loss for the year ended
May 31, 2008	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	7,200,000	7,200	20,100	-	(34,463)	(7,163)

Net loss for the period ended
August 31, 2008 (unaudited)	-	-	-	-	(4,335)	(4,335)
	7,200,000	$7,200	$20,100	$-	$(38,798)	$(11,498)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007
AND FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2008
(Unaudited)

			Cumulative results
			of operations from
	Three Months	Three Months	May 17, 2006
	Ended	Ended	(inception) to
	August 31, 2008	August 31, 2007	August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,335)	$(5,208)	$(38,798)
Adjustments to reconcile net loss to net cash used in
operating activities
- contributed administrative expense	-	100	300
Changes in:
- accounts payable and accrued liabilities	(2,446)	-	11,326

NET CASH USED IN OPERATING
ACTIVITIES	(6,781)	(5,108)	(27,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	27,000
Proceeds from issuance of notes payable	-		5,000

NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	-	32,000

NET INCREASE (DECREASE) IN CASH	(6,781)	(5,108)	4,828

CASH, BEGINNING OF PERIOD	11,609	23,198	-

CASH, END OF PERIOD	$4,828	$18,090	$4,828

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2008

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2008 as filed in its Form S-1 and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China. (see Note 4).

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is considered an exploration stage company as it has not generated revenues from its operations.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $38,798 for the period from May 17, 2006 (inception) to August 31, 2008, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2008

NOTE 3 – RELATED PARTY TRANSACTIONS

Officers contributed administrative services to the Company for all periods to August 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding credit to additional paid-in capital.

In 2006, the Company issued a total of 5,000,000 shares of its restricted common stock to two directors (2,500,000 to each) for $5,000 ($0.001/share) .

On March 25, 2008, the Company’s secretary loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent (5%) interest rate and matures on June 01, 2009. Accrued interest payable on the note was $109 at August 31, 2008.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2008, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As at August 31, 2008 the Company had not incurred any costs in regards to the option or the property.

Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

Exploration Expenditures	Due Date
$20,000	May 31, 2009
$40,000	May 31, 2010
$60,000

B.	Make annual payments of $25,000, commencing May 31, 2011, as long as the Company holds any interest in the claim as prepayment of the net smelter royalty.

C.	Issue 1,000,000 shares of Osprey Ventures, Inc. upon completion of a phase I exploration program as recommended by a geologist.

D.

Osprey may acquire an additional 26% of the right, title and interest, by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2011.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2008

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

E.

In addition to the above terms, the optionor is to retain a three percent net smelter royalty. Osprey has a right to purchase one-half of the Royalty by paying to the optionor the sum of US $500,000 per Royalty percentage point.

NOTE 5 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN No. 48 for reporting purposes. As of May 31, 2008 the Company had net operating loss carry forwards of approximately $34,463 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 6 – CAPITAL STOCK

a)	Common Stock

In 2006 the Company issued 5,000,000 of its common stock at a price of $0.001 per share for proceeds of $5,000. The offering was made pursuant to section 4(2) of the United States Securities Act of 1933, as amended.

In 2007, the Company offered for sale 3,000,000 shares of its common stock at a price of $0.01 per share. The Company sold 2,200,000 shares for net proceeds of $22,000. The offering was made pursuant to Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

NOTE 7 – REGISTRATION STATEMENT – PROSPECTUS OFFERING

On September 05, 2008 the Company filed a Form S-1 registration statement with the Securities and Exchange Commission whereby the Company is offering a minimum of 1,000,000 and a maximum of 2,000,000 common shares on a best efforts basis at a price of $0.05 per share. In addition, the registration statement is qualifying the resale of up to 2,200,000 previously issued shares whereby certain selling shareholders are offering 2,200,000 shares on a best efforts basis at a price of $0.05 per share. The registration statement became effective on September 19, 2008.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2008

NOTE 8 – SUBSEQUENT EVENTS

On September 13, 2008, Bruce D. Jackson and Stephen B. Jackson resigned as officers and directors of Osprey. On the same date, James Yiu Yeung Lung was appointed as a director and as President, Secretary and Treasurer as well as Chief Executive Officer and Chief Financial Officer. Jack Ma Cheng Ji was appointed a director on the same date. Reference to the Company’s 8-K filing of September 22, 2008 should be made for greater detail and further information.

On September 24, 2008, Mackay, LLP, Chartered Accountants (“Mackay”) resigned as the principal independent accountants for Osprey Ventures, Inc. (“Osprey”). The Company subsequently engaged McElravy, Kinchen & Associates P.C. of Houston, Texas (“MKA”) to assume the role of its new principal independent accountants. The decision to engage MKA was approved by the audit committee of the Board of Directors on September 19, 2008. Reference to the Company’s 8-K/A filing of September 26, 2008 should be made for greater detail and further information.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General Information

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Osprey" mean Osprey Ventures, Inc., unless otherwise indicated.

Osprey is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development

Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill

A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	Prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry

Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide

Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Foreign Currency and Exchange Rates

Dollar costs of Osprey’s property acquisition and planned exploration costs are in Chinese (Yuan) Renminbi (RMB). For purposes of consistency and to express United States Dollars throughout this report, Chinese currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.133 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM S-1.

Overview

We were incorporated in the State of Wyoming on May 17, 2006 as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Unit D, 15th Floor, 8 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number in North America is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On April 22, 2007, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Gao Feng Gold Mining Property located 16 km northwest of Ruichang City, approximately 400 km west of Shanghai, in north-eastern Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, China, the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out certain exploration work.

Under the terms of the agreement, Jiujiang granted to Osprey the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Osprey, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2009;
(b)

Osprey, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2010;

(c)	Osprey shall allot and issue 1,000,000 shares in the capital of Osprey to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist;
(d)	Osprey will pay to Jiujiang an annual royalty of three percent of Net Smelter Returns;
(e)	Upon exercise of the option, Osprey will pay to Jiujiang US $25,000 per annum commencing on May 31, 2011 as prepayment of the NSR; and
(f)

Osprey has the right to acquire an additional 26% of the right, title and interest in and to the Property by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2011.

To date we have not performed any work on the claims nor have we spent any money on research and development activities. Information about the claims was presented to a former director, Mr. Stephen B. Jackson, for review without any contractual obligations. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

The claims are unencumbered and there are no competitive conditions which affect the property. There is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements. There are no parks or developments that would interfere with exploration for or exploitation of any mineral deposits that might be located on the site. There are no disputes as to title or liens registered on the claim.

Gao Feng-Lin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch who graduated from Gan-Zhou Geosciences Institute, with the approximate educational equivalency of a U.S. designated geological engineer, authored the “Report of Exploration at the Gao Feng Gold Property” dated April 23, 2007 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. He has practiced his profession as an exploration geologist for more than 20 years

In December, 2006, Jiujiang renewed its exploration rights to 3.252 square kilometers covering the Gao Feng property, which will expire in December 2008, subject to renewal upon expiry. Although Jiujiang believes that it will be able to renew licenses as it has done in the past, there can be no assurance that it will be able to exploit the entire mineral resources of the property during its license period. If Jiujiang fails to renew its exploration rights upon expiry or if it cannot effectively utilize the resources within a license period, the operation and performance of Jiujiang and the Gao Feng property may be adversely affected.

Jiujiang's exploration rights entitle it to undertake mining activities, infrastructure and ancillary work, in compliance with applicable laws and regulations, within the specific area covered by the license during the license period. Jiujiang is required to submit mining proposals and feasibility studies to the relevant authority. They are also obligated to pay a natural resources fee to the State in an amount equal to 2% of annual sales, if any.

The Vendor of the option is responsible for all local contracts, work and permitting. Jiujiang has provided assurances that all permits, licenses and matters pertinent to the first phase of our exploration program are either currently in place or will be within the next few months. As of the date of this report, we believe that Jiujiang is current with all requirements under local and State laws, rules and other measures.

The Vendor holds the mining rights to the claims which thereby gives it or its designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Jiujiang were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Jiujiang has granted an option to Osprey to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if they were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Jiujiang would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse. Although we would have recourse against Jiujiang in the situations described, there is a question as to whether that recourse would have specific value.

A mining enterprise may transfer its exploration or exploration rights to others subject to the approval of MOLAR (the State Ministry of Land and Resources ) or its authorized departments at provincial or local level as the case may be. An Exploration Permit may only be transferred if the transferor has:

(i)	held the Exploration Permit for two years as of the issue date, or discovered minerals in the exploration block, which are able to be explored or mined further;
(ii)	a valid and subsisting Exploration Permit;
(iii)	completed the stipulated minimum exploration expenditure;
(iv)	paid the user fees and the price for prospect rights pursuant to the relevant regulations; and
(v)	obtained necessary approvals from the authorized department in charge of the minerals.

Exploration rights may only be transferred if the transferor needs to change the ownership of such exploration rights because it is:

(i)	engaging in a merger or split;
(ii)	entering into equity or cooperative joint ventures with others;
(iii)	selling its enterprise assets; or
(iv)	engaging in a similar transaction that will lead to the alteration of the property ownership of the enterprise.

Regional Geology

The mining area is located at the southeast edge of the Yangtze and Jiangnan platforms in the north-eastern slopes of the deep fracture belts in the northeast of Jiangxi Province. The exposure of the stratums in this area is mainly in the form of metamorphic rocks which were laid down in the times of Proterozoic or Later Proterozoic Eras of the Shuangqiao Mountain Group and the Climbing Mountain Group. The geological structure is well developed and magmatic actives are frequent which has provided good formative conditions for gold ore depositions. These are all indicators of the possible presence of gold in the area of the property. Three sites of potential interest have been located on the property and received minor exploration work consisting of pitting, geology, sampling and a magnetic survey. These sites will become the focus of exploration during phase I.

In late 2006, in order to further explore and define the prospect, Jiujiang engaged the Jiangxi Geological Engineering Group Company, Jiujiang Branch, a locally based geological engineering group to develop the mining area and to expand the exploration to other sections outside the previously worked explored areas which had recently been acquired by Jiujiang.

History

No previous work has been performed on the property by Osprey.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Gao Feng property to determine if there are commercially exploitable deposits of gold and silver.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We anticipate that our portion of phase I of the recommended geological exploration program will cost $30,000 of a total $120,000 planned expenditure with the balance being funded by Jiujiang based on the Report which is a reflection of local costs for the specified type of operation. We had $4,828 in cash reserves as of August 31, 2008. Accordingly, we will not be able to proceed with the exploration program without additional financing.

It is our intention to retain the services of the Jiujiang Geological Engineering Group Company and Mr. Gao prior to commencement of work on the property to complete the first phase of the work program in late 2008, predicated on completion of the offering described in this document. We will assess the results of this program upon receipt of the report. The cost estimates for this and other phases of the work program are based on the Report’s recommendations and reflect local costs.

Phase I Exploration Program

We must conduct exploration to determine if gold exists on the property and if any which is found can be economically extracted and profitably processed. Initially, we will run a grid over the entire property and review maps of the results of any past reported geological and geochemical programs correlating all past information to our grid; then we will complete a geological survey to evaluate certain specific targets previously identified.

The laying out of a grid and line cutting involves the physical cutting of any underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geoscientist will take different measurements of the various physical and geological properties of the rocks and interpret the results in terms of what we are seeking. These methods include magnetic, electrical and seismic measurements. He will then interpret all the data obtained, plot it on the map we have generated and provide his best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Previously run magnetometer and VLF-EM (very low frequency electromagnetic surveys), if any will be used as an aid to mapping and structural interpretation and may assist in locating gold and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold may be present or not. Anomalies will be evaluated closely to help in determining their economic potential.

Over the next nine months we intend to complete the first phase of the exploration plan on our optioned property; to date we have not performed any work. If our initial exploration efforts are favourable, we intend to proceed with longer term exploration of the property.

Our plan of operation for the period through May 31, 2009 is:

Prior to the commencement of phase I of the work program, Osprey will maintain its business and remain compliant with regulatory requirements but will not advance its business plan until the sale of shares under our S-1 registration statement is completed. At that time we and Jiujiang will engage our consulting geoscientist in preparation for the commencement of phase I.

Commencing no later than December 31, 2008, phase I of the work program will establish a grid, complete general prospecting and geological mapping of the property, complete 2,200 cubic meters of trenching, diamond drill 1,000 meters as well as provide a report on the work accomplished with specific recommendations for the future at a total cost to Osprey of $30,000 (25% of the projected $120,000 expenditure). Specifically:

Five Days – establishment of a grid across the property with crosslines being set up every 50 metres; intersecting crosslines marked at each 25 meter point will be laid out over half a square kilometre. A 1/2000 geological survey will then be completed over one square kilometre. The cost of establishing the grid and supplies and carrying out the surveys will be approximately $2,100 to Osprey (total project cost $8,400).

Ten Days – trenching will be run across the property and a total of 2,200 cubic meters of soil and rock will be excavated from which representative samples will be taken; each of the samples will be analyzed for specific metals; each sample’s geological characteristics identified and recorded. The cost of the trenching to Osprey will be approximately $2,600 of the total planned expenditure of $10,400.

Five Days – the entire property will also be searched for outcroppings, trenches or areas that may indicate further exploration is warranted in a later phase.

Fifteen Days – a diamond drilling program will drill and sample 1,000 meters of rock drilled to various depths at an approximate cost to Osprey of $11,000 (25% of the budgeted $44,000 expenditure).

The cost to Osprey of the general prospecting efforts as well as the mapping and sample collections, assaying of the samples and transportation will be approximately $10,500 which represents 25% of the project cost of these elements of $42,000.

Weeks 8 through 16 – the various samples will be sent to a lab for analysis of their chemical makeup which will cost Osprey approximately $3,200 (included in the above estimates) from an overall expenditure for this work of $9,600.

Weeks 17 through 20 – once all the sample information is available, a professional geoscientist will require at least one month to correlate the information and write a report either recommending that further work is warranted on the property or that the property cannot have any further value added by doing additional exploration in which case he would recommend abandonment of the property. The cost of the report and his supervision during the physical work on the property will be approximately $7,600 of which $1,900 (25%) will be paid by Osprey.

We have also included a contingency fee of $3,800 in our cost estimates (of a total contingency of $15,200). Osprey’s portion of the total funds required to complete the first phase will be $30,000 of the planned $120,000 expenditure for phase I and will come from the IPO.

March 01 to May 31, 2009 – we expect to have the report on phase I of the exploration program in hand by late March, 2009 and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are currently estimated at $50,000 ($200,000 being the totally budgeted and currently planned cost of phase II to the partnership). If the report advises abandoning the property as having little or no value, we will terminate the option and cease functioning. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each of these will have to be evaluated for merit, cost and the most favourable basis for Osprey and its shareholders. This process will require from four to eight weeks to complete. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program on the property and to make his own recommendations independent of the Jiujiang report.

In summary, phase 1 will begin by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then relate previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals. We will then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until 2009 and will be contingent upon favourable results from phase I and any specific recommendations of the report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Osprey’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Although it may appear that phase II merely continues phase I, such is not entirely the case. The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claims. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration and/or development.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be James Yiu Yeung Lung, our senior officer and director and Ma Cheng Ji a director.

At present, we have no employees, other than Messrs. Yiu and Ma; neither has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Gao Feng-lin as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from the IPO.

Offices

Our offices are located at Unit D, 15th Floor, 8 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong. Currently, these facilities are provided to us by James Yiu Yeung Lung, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Osprey at cost on a quarterly basis.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Following the completion of our S-1 registration statement offering, we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future. Should we be unable to raise additional funding to complete future phases of our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise the additional funds required, we would be unable to see the claim evolve into an operating mine and would have to cease operations.

Results of Operations

Osprey was incorporated on May 17, 2006; comparative periods for the three months ended August 31, 2008 and August 31, 2007 and May 17, 2006 (inception) through August 31, 2008 are presented in the following discussion.

Since inception, we have used our common stock and an advance from a related party to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006 to August 31, 2008 was $32,000 as a result of proceeds received from sales of our common stock ($27,000) and an advance from a former director ($5,000).

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2008. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended August 31, 2008 and August 31, 2007 was $0.

COMMON STOCK –Net cash provided by financing activities during the quarter ended August 31, 2008 and 2007 was $0 and for the period from inception on May 17, 2006 through to and including August 31, 2008 the amount was $32,000. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the Quarter ended August 31, 2008	For the Quarter ended August 31, 2007	Feb. 11, 2005 (Inception) thru August 31, 2008
Bank charges	$ 41	$ 41	$ 461
Loss on currency exchange	1,534	67	1,888
Interest on promissory note	63	—	109
Contributed administrative support	—	100	300
Office	—	—	3,794
Organizational costs	—	—	300

Professional fees	1,300	—	24,013
Corporate services	—	5,000	5,000
Public relations	—	—	790
Registration and filing fees	1,397	—	1,397
Travel and meals	—	—	746
TOTAL EXPENSES	$ 4,335	$5,208	$38,798

SUMMARY – Total expenses were $4,335 in the quarter ended August 31, 2006 and $5,208 for the similar period in 2007. A total of $38,798 in expenses has been incurred since inception on May 17, 2006 through August 31, 2008. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising. The costs can be subdivided into:

BANK CHARGES: Osprey incurred $41 in bank and related fees for the quarter ended on August 31, 2008 and $41 for the similar period in 2007. From inception to May 17, 2006, we have incurred a total of $461 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: Osprey incurred $1,534 in losses on currency exchange in the most recent quarter ended on August 31, 2008 and $67 for the quarter ended August 31, 2007. From inception to May 17, 2006, we have incurred a total of $1,888 in losses on currency exchange. In the future, this cost category will vary depending on our exploration activities.

INTEREST EXPENSE ON PROMISSORY NOTE: On March 25, 2008 a related party advanced $5,000 to Osprey in the form of a promissory note which bears interest at the rate of 5%. During this last quarter we incurred $63 for the interest due on that note. During the similar period in 2007 there were no such charges or accruals. From inception to May 17, 2006, we have incurred a total of $109 in interest payable on the promissory note. In the future this cost category will change based on whether there are advances or loans from related parties. The note is due and payable on June 01, 2009.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended August 31, 2008 while $100 was incurred in the three months ended on August 31, 2008. A total of $300 has been incurred in the period from inception on May 17, 2006 to August 31, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OFFICE EXPENSES: $0 in office costs were incurred in the most recent quarter which ended on August 31, 2008 or for the similar period in 2007. For the period May 17, 2006 (inception) through August 31, 2008 a total of $3,794 has been spent on office related expenses. Cost items included here encompass telephone, facsimile, courier, photocopying, postage and general office expenses and services.

ORGANIZATIONAL EXPENSES: No charges for organizational expenses were incurred for the quarter ended on August 31, 2008 or for the similar period in 2007. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect only infrequent charges to this category.

PROFESSIONAL FEES: Osprey incurred $1,300 in professional fees for the quarter ended on August 31, 2008 and $0 for the 2007 period. From inception to May 17, 2006, we have incurred a total of $24,013 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter ended August 31, 2008 or 2007 and no direct compensation costs have been incurred since inception.

PUBLIC RELATIONS: Osprey incurred $0 in professional fees for the quarters ended on August 31, 2008 and 2007. From inception to May 17, 2006, we have incurred a total of $790 in public relations fees.

REGISTRATION AND FILING FEES: Osprey incurred $1,397 in registration and filing fees for the quarter ended on August 31, 2008 and nil for the similar period in 2007. From inception to May 17, 2006,

we have incurred a total of $1,397 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation.

TRAVEL AND MEAL EXPENSES: Nil was spent in travel and meal costs in the quarters which ended on August 31, 2008 and 2007. For the period May 17, 2006 (inception) through August 31, 2008 a total of $746 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on August 31, 2008, $6,781 in net cash was used while $5,108 was used for the similar quarter in 2007. A total of $27,172 in net cash has been used for the period from Inception on May 17, 2006 to August 31, 2008.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 or from the date of inception.

During the current quarter under review, Osprey did not sell any shares of its common stock. As of the date of this report Osprey has 7,200,000 common shares issued and outstanding.

Osprey continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Osprey does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Osprey believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2009 with available cash on hand and the proceeds of our S-1 offering which is expected to raise between $50,000 and $100,000. As of August 31, 2008, we had negative $11,498 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2009 we will concentrate our efforts on completing the IPO and commencing phase I work on our optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, a new public offering would be needed and completed during a subsequent period.

If it turns out that we have not raised enough money to complete our secondary exploration program through phase II, we will try to raise the funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 – 2009. Management projects that we may require up to $160,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	30,000
Phase II exploration program	50,000
Working Capital	45,000
Total	$160,000

As at August 31, 2008, we had a working capital deficit of $11,498. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2008, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and advances from related parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006 to August 31, 2008 was $32,000 as a result of gross proceeds received from sales of our common stock (less offering costs) ($27,000) and an advance in the form of a promissory note from a related party ($5,000). We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000. We issued 2,200,000 shares of common stock through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $27,000 to a total of 8 placees.

As of August 31, 2008, our total assets which consist entirely of cash and prepaid expenses amounted to $4,828 and our total liabilities were $16,326. Working capital stood at negative $11,498.

For the quarter ended August 31, 2008, the net loss was $4,335 ($0.0006 per share). The loss per share was based on a weighted average of 7,200,000 common shares outstanding. The net loss from Inception to August 31, 2008 is $38,798.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Controls.

During the quarter ended August 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Osprey had 7,200,000 shares of common stock issued and outstanding as of October 10, 2008. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 903S or Section 4(2) of the Securities Act, as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 4. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006 to August 31, 2008 was $32,000 as a result of proceeds received from sales of our common stock and an advance from a related party. During that same period, the following table indicates how the proceeds have been spent to date:

Bank Charges	461
Loss on currency exchange	1,888
Interest on promissory note	109
Contributed administrative support	300
Office	3,794
Organizational costs	300
Professional fees	24,013
Corporate services	5,000
Public relations	790
Registration and filing fees	1,397
Travel and meals	746
Total Use of Proceeds to August 31, 2006	$38,498

Common Stock

During the three month period ended August 31, 2008, no shares of common stock were issued. As of August 31, and October 10, 2008 there were 7,200,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending August 31, 2008.

Code of Ethics

The Board of Directors on April 22, 2007 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to Unit D, 15th Floor, 8 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong.

Web Site

Osprey does not maintain a Web site but has an e-mail address at “ospreyventures@gmail.com”.

Subsequent Events

On September 13, 2008 Bruce D. Jackson and Stephen B. Jackson resigned as officers and directors of Osprey. On the same date, James Yiu Yeung Lung was appointed as a director and as President, Secretary and Treasurer as well as Chief Executive Officer and Chief Financial Officer. Jack Ma Cheng Ji was appointed a director on the same date. You are further referred to our 8-K filing of September 22, 2008 for greater detail and further information.

On September 24, 2008, Mackay, LLP, Chartered Accountants (“Mackay”) resigned as the principal independent accountants for Osprey Ventures, Inc. (“Osprey”). The Company subsequently engaged McElravy, Kinchen & Associates P.C. of Houston, Texas (“MKA”) to assume the role of its new principal independent accountants. The decision to engage MKA was approved by the audit committee of the Board of Directors on September 19, 2008. You are further referred to our 8-KA filing of September 26, 2008 for greater detail and further information.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2008: NONE

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Osprey Ventures, Inc.
(Registrant)

Date: October 14, 2008

BY:       /s/ “James Yiu Yeung Lung”

James Yiu Yeung Lung, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors

BY:       /s/ “Jack Ma Cheng Ji”

Jack Ma Cheng Ji, Member of the Board of Directors