Form 10-Q
period 2008-11-30
Osprey Ventures, Inc.
filed 2009-01-13
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,200,000 shares of Common Stock as of January 09, 2009.

Transitional Small Business Format. Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the quarter ended NOVEMBER 30, 2008

BALANCE SHEETS AS OF NOVEMBER 30, 2008 (UNAUDITED) AND MAY 31, 2008

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED) AND NOVEMBER 30, 2007 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2008 (UNAUDITED)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2008 (UNAUDITED)

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED) AND NOVEMBER 30, 2007 (UNAUDITED) AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2008 (UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
AS OF NOVEMBER 30, 2008 AND MAY 31, 2008

	November 30,	May 31, 2008
	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$151	$11,609
TOTAL ASSETS	$151	$11,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party (Note 3)	$5,000	$5,000
Accounts payable and accrued liabilities	16,011	13,772

TOTAL LIABILITIES	21,011	18,772

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 6)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,200,000 shares of common stock	7,200	7,200
Additional paid-in capital	20,100	20,100
Deficit accumulated during the exploration stage	(48,160)	(34,463)
Total stockholders’ equity (deficit)	(20,860)	(7,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$151	$11,609

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008
AND NOVEMBER 30, 2007
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2008
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-

EXPENSES

Bank charges	47	63	88	104	508
Loss on currency exchange	399	242	1,934	309	2,287
Interest expense on promissory note	62	-	125	-	171
Contributed administrative support	-	-	-	100	300
Office	119	100	119	100	3,913
Organizational costs	-	-	-	-	300
Professional fees	6,989	7,000	8,289	7,000	31,002
Corporate services	-	-	-	5,000	5,000
Public relations	-	-	-	-	790
Registration and filing fees	1,746	-	3,142	-	3,143
Travel and meals	-	-	-	-	746

Total expenses	9,362	7,405	13,697	12,613	48,160

NET LOSS FOR THE PERIOD	$(9,362)	$(7,405)	$(13,697)	$(12,613)	$(48,160)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.001)	$(0.001)	$(0.002)	$(0.002)

WEIGHTED AVERAGE
NUMBER OF BASIC AND
DILUTED COMMON SHARES	7,200,000	7,200,000	7,200,000	7,200,000
OUTSTANDING

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2008 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 6)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount

Common stock issued for cash at
$0.001 per share
- May 31, 2006 (note 3)	5,000,000	$5,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(5,000)	-	-

Net loss for the period ended
May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	5,000,000	5,000	-	(5,000)	(300)	(300)

Share Subscription Received	-	-	-	5,000	-	5,000

March 23, 2007 common stock sold in
private placement offering ($0.01/
share) (note 6)	2,200,000	2,200	19,800	-	-	22,000

Net loss for the year ended
May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	7,200,000	7,200	20,000	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100

Net loss for the year ended
May 31, 2008	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	7,200,000	7,200	20,100	-	(34,463)	(7,163)

Net loss for the six month period ended
November 30, 2008 (unaudited)	-	-	-	-	(13,697)	(13,697)
	7,200,000	$7,200	$20,100	$-	$(48,160)	$(20,860)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007
AND FOR THE PERIOD FROM INCEPTION TO NOVEMBER 30, 2008
(Unaudited)

			Cumulative results of operations
	Six Months	Six Months	May 17, 2006
	Ended	Ended	(inception) to
	November 30, 2008	November 30, 2007	November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(13,697)	$(12,613)	$(48,160)
Adjustments to reconcile net loss to net cash used in
operating activities
- contributed administrative expense		100	300
Changes in:
- accounts payable and accrued liabilities	2,239	1000	16,011

NET CASH USED IN OPERATING
ACTIVITIES	(11,458)	(11,513)	(31,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		-	27,000
Proceeds from issuance of notes payable		-	5,000

NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	-	32,000

NET INCREASE (DECREASE) IN CASH	(11,458)	(11,513)	151

CASH, BEGINNING OF PERIOD	11,609	23,198	-

CASH, END OF PERIOD	151	$(11,685)	$151

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2008

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2008 as filed in its Form S-1 and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property, with no known reserves, known as the Gao Feng property, in Jiangxi Province, China. (see Note 4).

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

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $48,160 for the period from May 17, 2006 (inception) to November 30, 2008, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which it owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2008

NOTE 3 – RELATED PARTY TRANSACTIONS

Officers contributed administrative services to the Company for all periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding credit to additional paid-in capital. No contributed administrative costs have been incurred in the current year to date.

In 2006, the Company issued a total of 5,000,000 shares of its restricted common stock to two directors (2,500,000 to each) for $5,000 ($0.001/share) .

On March 25, 2008, the Company’s secretary loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent (5%) interest rate and matures in June, 2009. Accrued interest payable on the note was $171 at November 30, 2008.

On September 13, 2008 the two founding directors resigned all positions with the Company and sold their shares to two new directors at cost.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2008, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As of November 30, 2008 the Company had not incurred any costs in regards to the option or the property.

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
November 30, 2008

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

NOTE 7 – REGISTRATION STATEMENT – PROSPECTUS OFFERING

In November, 2008 the Company filed a Form S-1 registration statement with the Securities and Exchange Commission whereby the Company is offering a minimum of 1,000,000 and a maximum of 2,000,000 common shares on a best efforts basis at a price of $0.05 per share.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2008

NOTE 7 – REGISTRATION STATEMENT – PROSPECTUS OFFERING (continued)

In addition, the registration statement is qualifying the resale of up to 2,200,000 previously issued shares whereby certain selling shareholders are offering 2,200,000 shares on a best efforts basis at a price of $0.05 per share. The registration statement became effective on November 19, 2008.

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

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM S-1.

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

Under the terms of the agreement, Jiujiang granted to Osprey the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement as follows:

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

Gao Feng-Lin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch who graduated from Gan-Zhou Geosciences Institute, with the educational equivalency of a U.S. designated geological engineer, authored the “Report of Exploration at the Gao Feng Gold Property” dated April 23, 2007 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. He has practiced his profession as an exploration geologist for over 20 years

In December, 2008, Jiujiang renewed its exploration rights to 3.252 square kilometers covering the Gao Feng property, which will expire in December 2010, subject to renewal upon expiry. Although Jiujiang believes that it will be able to renew licenses as it has done in the past, there can be no assurance that it will be able to exploit the entire mineral resources of the property during its license period. If Jiujiang fails to renew its exploration rights upon expiry or if it cannot effectively utilize the resources within a license period, the operation and performance of Jiujiang and the Gao Feng property may be adversely affected.

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

We anticipate that our portion of phase I of the recommended geological exploration program will cost $30,000 of a total $120,000 planned expenditure with the balance being funded by Jiujiang based on the Report which is a reflection of local costs for the specified type of operation. We had $151 in cash reserves as of November 30, 2008. Accordingly, we will not be able to proceed with the exploration program without additional financing.

It is our intention to retain the services of the Jiujiang Geological Engineering Group Company and Mr. Gao prior to commencement of work on the property to complete the first phase of the work program. We will assess the results of this program upon receipt of the report. The cost estimates for this and other phases of the work program are based on the Report’s recommendations and reflect local costs.

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

Over the next six months we intend to complete the first phase of the exploration plan on our optioned property; to date we have not performed any work. If our initial exploration efforts are favourable, we intend to proceed with longer term exploration of the property.

Our plan of operation for the period through May 31, 2009 is:

Prior to the commencement of phase I of the work program, Osprey will maintain its business and remain compliant with regulatory requirements but will not advance its business plan until the sale of shares under our S-1 registration statement is completed.

Commencing no later than April 30, 2009, phase I of the work program will establish a grid, complete general prospecting and geological mapping of the property, run 2,200 cubic meters of trenching, diamond drill 1,000 meters as well as provide a report on the work accomplished with specific recommendations for the future at a total cost to Osprey of $30,000 (25% of projected expenditure).

July and August, 2009 – the various samples will be sent to a lab for analysis of their chemical makeup which will cost Osprey approximately $3,200 (included in the above estimates) from an overall expenditure for this work of $9,600.

September, 2009 – once all the sample information is available, a professional geoscientist will require at least one month to correlate the information and write a report either recommending that further work is warranted on the property or that the property cannot have any further value added by doing additional exploration in which case he would recommend abandonment of the property. The cost of the report and his supervision during the physical work on the property will be approximately $7,600 of which $1,900 (25%) will be paid by Osprey.

October, to December, 2009 – we expect to have the report on phase I of the exploration program in hand in late 2009 and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are currently estimated at $50,000 ($200,000 being the totally budgeted and currently planned cost of phase II to the partnership). If the report advises abandoning the property as having little or no value, we will terminate the option and cease functioning. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each of these will have to be evaluated for merit, cost and the most favourable basis for Osprey and its shareholders. This process will require from four to eight weeks to complete. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program on the property and to make his own recommendations independent of the Jiujiang report.

Phase II will not be carried out until 2010 and will be contingent upon favourable results from phase I and any specific recommendations of the report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Osprey’s portion being $50,000). Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Following the completion of our S-1 registration statement offering, we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of exploration we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production.

Results of Operations

Osprey was incorporated on May 17, 2006; comparative periods for the six months ended November 30, 2008 and November 30, 2007 and May 17, 2006 (inception) through November 30, 2008 are presented in the following discussion.

Since inception, we have used our common stock and an advance from a related party to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006 to November 30, 2008 was $32,000 as a result of proceeds received from sales of our common stock ($27,000) and an advance from a former director ($5,000).

The Corporation did not generate any revenues from operations for the quarter or six months ended November 30, 2008. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters and six month periods ended November 30, 2008 and November 30, 2007 was $0.

COMMON STOCK –Net cash provided by financing activities during the quarter and six months ended November 30, 2008 and 2007 was $0 and for the period from inception on May 17, 2006 through to and including November 30, 2008 the amount was $32,000. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the Quarter ended November 30, 2008	For the Quarter ended November 30, 2007	For the Six months ended November 30, 2008	For the Six months ended November 30, 2007	May 17, 2006 (Inception) thru November 30, 2008
Bank charges	$ 47	$ 63	88	104	$ 508
Loss on currency exchange	399	242	1,934	309	2,287
Interest on promissory note	62	—	125	-	171
Contributed administrative support	—	—	-	100	300
Office	119	100	119	100	3,913
Organizational costs	—	—	-	-	300
Professional fees	6,989	7,000	8,289	7,000	31,002
Corporate services	—	—	-	5,000	5,000
Public relations	—	—	-	-	790
Registration and filing fees	1,746	—	3,142	-	3,143
Travel and meals	—	—	-	-	746
TOTAL EXPENSES	$ 9,362	$7,405	13,697	12,613	$48,160

SUMMARY – Total expenses were $9,362 in the quarter ended November 30, 2008 and $7,405 for the similar period in 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $13,697 and $12,613 respectively. A total of $48,160 in expenses has been incurred since inception on May 17, 2006 through November 30, 2008. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising. Costs are generally lower in the quarter and six month under discussion as we are relatively inactive while we are selling our S-1 IPO offering. Costs can be further subdivided into:

BANK CHARGES: Osprey incurred $47 in bank and related fees for the quarter ended on November 30, 2008 and $63 for the similar period in 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $88 and $104 respectively. From inception to May 17, 2006, we have incurred a total of $508 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: Osprey incurred $399 in losses on currency exchange in the most recent quarter ended on November 30, 2008 and $242 for the quarter ended November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $1,934 and

$309 respectively. From inception to May 17, 2006, we have incurred a total of $2,287 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTE: On March 25, 2008 a related party advanced $5,000 to Osprey in the form of a promissory note which bears interest at the rate of 5%. During this last quarter we incurred $62 for the interest due on that note. During the similar period in 2007 there were no such charges or accruals. From inception to May 17, 2006, we have incurred a total of $171 in interest payable on the promissory note. In the future this cost category will change based on whether there are advances or loans from related parties. The note is due and payable in June 1,, 2009.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended November 30, 2008 while $0 was incurred in the three months ended on November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $0 and $100 respectively. A total of $300 has been incurred in the period from inception on May 17, 2006 to November 30, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OFFICE EXPENSES: $119 in office costs were incurred in the quarter ended November 30, 2008 and $100 was incurred for the similar period in 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $119 and $100 respectively. For the period May 17, 2006 (inception) through November 30, 2008 a total of $3,913 has been spent on office related expenses. Cost items included here encompass telephone, facsimile, courier, photocopying, postage and general office expenses and services. This category will vary based on overall activity.

ORGANIZATIONAL EXPENSES: No charges for organizational expenses were incurred for the quarter or six months ended on November 30, 2008 or for the similar periods in 2007. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges to this.

PROFESSIONAL FEES: Osprey incurred $6,989 in professional fees for the quarter ended on November 30, 2008 and $7,000 for the 2007 period. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $8,289 and $7,000 respectively. From inception to May 17, 2006, we have incurred a total of $31,002 in professional fees mainly spent on legal and accounting matters. This cost category will have vary in spending depending on our legal and accounting activities.

COMPENSATION: No compensation costs were incurred for the quarter or six months ended November 30, 2008 or 2007 and no direct compensation costs have been incurred since inception.

CORPORATE SERVICES: Osprey incurred $0 in corporate service fees for the quarter ended on November 30, 2008 and nil ($0) for the similar period in 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $0 and $5,000 respectively. From inception to May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: Osprey incurred $0 in public relations and related costs for the quarters and six months ended on November 30, 2008 and 2007. From inception to May 17, 2006, we have incurred a total of $790 in public relations fees.

REGISTRATION AND FILING FEES: Osprey incurred $1,746 in registration and filing fees for the quarter ended on November 30, 2008 and nil for the similar period in 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $3,142 and $0 respectively. From inception to May 17, 2006, we have incurred a total of $3,143 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation.

TRAVEL AND MEAL EXPENSES: Nil ($0) was spent in travel and meal costs in the quarters and six month periods which ended on November 30, 2008 and 2007. For the period May 17, 2006 (inception) through November 30, 2008 a total of $746 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on November 30, 2008, $4,677 in net cash was used while $6,405 was used for the similar quarter in 2007.For the six month period ended on November 30, 2008, $11,458 in net cash was used while $11,513 was used for the similar six month period 2007. A total of $31,849 in net cash has been used for the period from Inception on May 17, 2006 to November 30, 2008.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 or from the date of inception.

During the current quarter or six month period under review, Osprey did not sell any shares of its common stock. As of the date of this report Osprey has 7,200,000 common shares issued and outstanding.

Osprey continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Osprey does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Osprey believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2009 with the proceeds of our S-1 offering which is expected to raise between $50,000 and $100,000. As of November 30, 2008, we had negative $20,860 in working capital.

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

As at November 30, 2008, we had a working capital deficit of $20,860. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter ended November 30, 2008, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and advances from related parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006 to November 30, 2008 was $32,000 as a result of gross proceeds received from sales of our common stock (less offering costs) ($27,000) and an advance in the form of a promissory note from a related party ($5,000). We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000. We issued 2,200,000 shares of common stock through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees.

As of November 30, 2008, our total assets which consist entirely of cash and prepaid expenses amounted to $151 and our total liabilities were $21,011. Working capital stood at negative $20,860.

For the quarter ended November 30, 2008, the net loss was $9,362 ($0.001 per share) while for the six month period ending November 30, the net loss was $13,697 ($0.002 per share) The loss per share was based on a weighted average of 7,200,000 common shares outstanding for each of the periods quoted. The net loss from Inception to November 30, 2008 is $48,160.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Osprey had 7,200,000 shares of common stock issued and outstanding as of January, 2009. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933.

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

The issuances discussed under this section are exempted from registration under Section 4(2) of the Securities Act. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 4. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006 to November 30, 2008 was $32,000 as a result of proceeds received from sales of our common stock and an advance from a related party. During that same period, the following table indicates how the proceeds have been spent to date:

Bank Charges	508
Loss on currency exchange	2,287
Interest on promissory note	171
Contributed administrative support	300
Office	3,913
Organizational costs	300
Professional fees	31,002
Corporate services	5,000
Public relations	790
Registration and filing fees	3,143
Travel and meals	746
Total Use of Proceeds to November 30, 2008	$48,160

Common Stock

During the three- and six-month periods ended November 30, 2008, no shares of common stock were issued. As of November 30, and January, 2009 there were 7,200,000 shares issued and outstanding.

Options

No options were granted during the three- and six-month periods ending November 30, 2008.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2008:

September 24, 2008 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – On September 13, 2008, the Board of Directors approved the appointment of James Yiu Yeung Lung as a director and as President, Secretary and Treasurer as well as Chief Executive Officer and Chief Financial Officer. On the same day the Board approved the appointment of Jack Ma Cheng Ji as a director of the Corporation and accepted the resignations of Mr. Bruce D. Jackson as President, Chief Executive Officer and Director and Stephen B. Jackson as Secretary, Treasurer, Chief Financial Officer.

September 25, 2008 – Changes in Registrant’s Certifying Accountant – On September 24, 2008, Mackay, LLP, Chartered Accountants (“Mackay”) resigned as the principal independent accountants for Osprey Ventures, Inc. (“Osprey”). The Company subsequently engaged M&K CPAs, PLLC (formerly McElravy, Kinchen & Associates P.C.) of Houston, Texas (“M&K”) to assume the role of its new principal independent accountants. The decision to engage M&K was approved by the audit committee of the Board of Directors on September 19, 2008. You are further referred to our 8-KA filing of September 26, 2008 for greater detail and further information.

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

Date: January 13, 2009

BY:	/s/ “James Yiu Yeung Lung”

James Yiu Yeung Lung, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors

BY:	/s/ “Jack Ma Cheng Ji”

Jack Ma Cheng Ji, Member of the Board of Directors