Form 10-Q
period 2009-02-28
Osprey Ventures, Inc.
filed 2009-04-14
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 333-148625

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Unit D, 15th Floor, 8 Hart Avenue
Tsim Sha Tsui, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,200,000 shares of Common Stock as of April 14, 2009.

Transitional Small Business Format. Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the quarter ended FEBRUARY 28, 2009

BALANCE SHEETS AS OF FEBRUARY 28, 2009 (UNAUDITED), AND MAY 31, 2008.

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED), AND FEBRUARY 29, 2008 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2009 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2009 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED), AND FEBRUARY 29, 2008 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2009 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED).

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
AS OF FEBRUARY 28, 2009, AND MAY 31, 2008

	February 28, 2009	May 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$117	$11,609
TOTAL ASSETS	$117	$11,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a former officer (Note 3)	$5,233	$5,000
Due to an officer and director (Note 3)	1,290	-
Due to a related party (Note 3)	14,929	-
Accounts payable and accrued liabilities	500	13,772

TOTAL LIABILITIES	21,952	18,772

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 6)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,200,000 shares of common stock	7,200	7,200
Additional paid-in capital	20,100	20,100
Deficit accumulated during the exploration stage	(49,135)	(34,463)
Total stockholders’ equity (deficit)	(21,835)	(7,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$117	$11,609

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009, AND FEBRUARY 29, 2008,
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2009
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	May 17, 2006,
	Ended	Ended	Ended	Ended	(inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-

EXPENSES

Bank charges	32	39	120	143	540
Loss on currency exchange	(1,495)	-	438	309	792
Interest expense on promissory note	242	-	367	-	412
Contributed administrative support	-	-	-	100	300
Office	-	1,557	119	1,657	3,913
Organizational costs	-	-	-	-	300
Professional fees	906	2,638	9,195	9,638	31,909
Corporate services	-	-	-	5,000	5,000
Public relations	-	-	-	-	790
Registration and filing fees	-	-	3,143	-	3,143
Travel and meals	-	-	-	-	746
Management fees	1,290	-	1,290	-	1,290

Total expenses	975	4,234	14,672	16,847	49,135

NET LOSS FOR THE PERIOD	$(975)	$(4,234)	$(14,672)	$(16,847)	$(49,135)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.001)	$(0.001)	$(0.002)	$(0.002)

WEIGHTED AVERAGE
NUMBER OF BASIC AND
DILUTED COMMON SHARES	7,200,000	7,200,000	7,200,000	7,200,000
OUTSTANDING

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2009 (UNAUDITED)

					Deficit
	(Note 6 )				Accumulated
	Common Stock		Additional	Share	During the
	Number of		Paid-in	Subscription	Exploration
	shares	Amount	Capital	Receivable	Stage	Total

Common stock issued for cash at
$0.001 per share
- May 31, 2006 (note 3)	5,000,000	$5,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(5,000)	-	-

Net loss for the period ended
May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	5,000,000	5,000	-	(5,000)	(300)	(300)

Share Subscription Received	-	-	-	5,000	-	5,000

March 23, 2007, common stock sold in
private placement offering ($0.01/
share) (note 6)	2,200,000	2,200	19,800	-	-	22,000

Net loss for the year ended
May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	7,200,000	7,200	20,000	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100

Net loss for the year ended
May 31, 2008	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	7,200,000	7,200	20,100	-	(34,463)	(7,163)

Net loss for the nine month period ended
February 28, 2009 (unaudited)	-	-	-	-	(14,672)	(14,672)
	7,200,000	$7,200	$20,100	$-	$(49,135)	$(21,835)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009, AND FEBRUARY 29, 2008,
AND FOR THE PERIOD FROM INCEPTION TO FEBRUARY 28, 2009
(Unaudited)

			Cumulative results of
	Nine Months	Nine Months	operations May 17,
	Ended	Ended	2006 (inception), to
	February 28, 2009	February 29, 2008	February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,672)	$(16,847)	$(49,135)
Adjustments to reconcile net loss to net cash used in
operating activities
- contributed administrative expense	-	100	300
Changes in:
- due to a related party	1,290	-	1,290
- accounts payable and accrued liabilities	(12,859)	3,500	913

NET CASH USED IN OPERATING
ACTIVITIES	(26,241)	(13,247)	(46,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	27,000
Proceeds from issuance of notes payable	14,749	-	19,749

NET CASH PROVIDED BY FINANCING
ACTIVITIES	14,749	-	46,749

NET INCREASE (DECREASE) IN CASH	(11,492)	(13,247)	117

CASH, BEGINNING OF PERIOD	11,609	23,198	-

CASH, END OF PERIOD	$117	$9,951	$117

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2009

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2008, as filed with the S.E.C. on Form S-1 and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April 2007 the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property, with no known reserves, known as the Gao Feng property, in Jiangxi Province, China. (see Note 4).

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $49,135 for the period from May 17, 2006 (inception), to February 28, 2009, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which it owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2009

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

In 2006 the Company issued a total of 5,000,000 shares of its restricted common stock to two directors (2,500,000 to each) for $5,000 ($0.001/share) .

On March 25, 2008, the Company’s former secretary loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent (5%) interest rate and matures in June 2009. Accrued interest payable on the note was $233 at February 28, 2009.

On September 13, 2008, the two founding directors resigned all positions with the Company and sold their shares to two new directors at cost.

On December 1, 2008, the Company entered into a line of credit with a related party to assist the Company in the payment of its debts. The line or credit / promissory note bears interest at the rate of 7.5% per annum and is repayable in full on December 1, 2009. The payable amount under the note, including accrued interest was $14,929 at February 28, 2009.

On January 1, 2009, the Company entered into a Management Services Agreement with its President and Director to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month for a one year period payable on the first of each month. Accrued and payable on the contract was $1,290 at February 28, 2009.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

In April 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2008, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As of February 28, 2009, the Company had not incurred any costs in regards to the option or the property.

Under the terms of the Option Agreement, the Company is required to:

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2009

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

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

NOTE 5 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN No. 48 for reporting purposes. As of May 31, 2008, the Company had net operating loss carry forwards of approximately $34,463 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 6 – CAPITAL STOCK

a)	Common Stock

In 2006 the Company issued 5,000,000 of its common stock at a price of $0.001 per share for proceeds of $5,000. The offering was made pursuant to section 4(2) of the United States Securities Act of 1933, as amended.

In 2007 the Company offered for sale 3,000,000 shares of its common stock at a price of $0.01 per share. The Company sold 2,200,000 shares for net proceeds of $22,000. The

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2009

NOTE 6 – CAPITAL STOCK (continued)

offering was made pursuant to Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

NOTE 7 – REGISTRATION STATEMENT – PROSPECTUS OFFERING

In November 2008 the Company filed a Form S-1 registration statement with the Securities and Exchange Commission whereby the Company is offering a minimum of 1,000,000 and a maximum of 2,000,000 common shares on a best efforts basis at a price of $0.05 per share.

In addition, the registration statement is qualifying the resale of up to 2,200,000 previously issued shares whereby certain selling shareholders are offering 2,200,000 shares on a best efforts basis at a price of $0.05 per share. The registration statement became effective on September 18, 2008.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risks” on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Foreign Currency and Exchange Rates

Dollar costs of Osprey’s property acquisition and planned exploration costs are in Chinese (Yuan) Renminbi (RMB) while management fees are in Hong Kong Dollars (HKD). For purposes of consistency and to express United States Dollars throughout this report, Chinese, including Hong Kong, currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.133 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2009, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM S-1.

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

On April 22, 2007, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Gao Feng Gold Mining Property located 16 km northwest of Ruichang City, approximately 400 km west of Shanghai, in north-eastern Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company of Jiangxi City, Jiangxi Province, China, the beneficial owner of the property, an arms-length Chinese corporation. The option allows us to acquire an interest in the property by making certain expenditures and carrying out certain exploration work.

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

To date we have not performed any work on the claims nor have we spent any money on research and development activities. Information about the claims was presented to a former director for review without any contractual obligations. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

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

Gao Feng-Lin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, who has practiced his profession as an exploration geologist for over 20 years, graduated from Gan-Zhou Geosciences Institute, with the educational equivalency of a U.S. designated geological engineer, authored the “Report of Exploration at the Gao Feng Gold Property” dated April 23, 2007 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property.

In December 2008 Jiujiang renewed its exploration rights to 3.252 square kilometers covering the Gao Feng property, which will expire in December 2012 subject to renewal upon expiry. Although Jiujiang believes that it will be able to renew licenses as it has done in the past, there can be no assurance that it will be able to exploit the entire mineral resources of the property during its license period. If Jiujiang fails to renew its exploration rights upon expiry or if it cannot effectively utilize the resources within a license period, the operation and performance of Jiujiang and the Gao Feng property may be adversely affected.

The Vendor of the option is responsible for all local contracts, work and permitting. Jiujiang has provided assurances that all permits, licenses and matters pertinent to the first phase of our exploration program are either currently in place. As of the date of this report, we believe that Jiujiang is current with all requirements under local and State laws and rules.

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

We anticipate that our portion of phase I of the recommended geological exploration program will cost $30,000 of a total $120,000 planned expenditure with the balance being funded by Jiujiang based on the Report which is a reflection of local costs for the specified type of operation. We had $117 in cash reserves as of February 28, 2009. Accordingly, we will not be able to proceed with the exploration program without additional financing.

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

Over the next three months we intend to complete the first phase of the exploration plan on our optioned property; to date we have not performed any work. If our initial exploration efforts are favourable, we intend to proceed with longer term exploration of the property.

Our plan of operation for the period through May 31, 2009 is:

Prior to the commencement of phase I of the work program, Osprey will maintain its business and remain compliant with regulatory requirements but will not advance its business plan until the sale of shares under our S-1 registration statement is completed.

Commencing no later than May 15, 2009, phase I of the work program will establish a grid, complete general prospecting and geological mapping of the property, run 2,200 cubic meters of trenching, diamond drill 1,000 meters as well as provide a report on the work accomplished with specific recommendations for the future at a total cost to Osprey of $30,000 (25% of projected expenditure).

July and August, 2009 – the various samples will be sent to a lab for analysis of their chemical makeup.

September, 2009 – once all the sample information is available, a professional geoscientist will require at least one month to correlate the information and write a report either recommending that further work is warranted on the property or that the property cannot have any further value added by doing additional exploration in which case he would recommend abandonment of the property. The cost of the report and his supervision during the physical work on the property is included in the above estimate.

October, to December, 2009 – we expect to have the report on phase I of the exploration program in hand in late 2009 and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are currently estimated at $50,000 ($200,000 being the totally budgeted and currently planned cost of phase II to the partnership). If the report advises abandoning the property as having little or no value, we will terminate the option. Various options will be reviewed as to funding –public financing, private funding, loans or possible joint venture opportunities. Each of these will have to be evaluated for merit, cost and the most favourable basis for Osprey and its shareholders. This process will require from four to eight weeks to complete. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program on the property and to make his own recommendations independent of the Jiujiang report.

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

At present, we have no employees, other than Messrs. Yiu and Ma. Mr. Ma does not have an employment agreement with us. On January 01, 2009, we entered into a Management Services Agreement with James Yiu, our President and a director, to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month for a one year period payable on the first of each month (approximately US $650 per month based on current exchange rates). We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Gao Feng-Lin as senior geological consultant. We do not intend to initiate negotiations or hire anyone until our IPO has closed.

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

Results of Operations

Osprey was incorporated on May 17, 2006; comparative periods for the nine months ended February 28, 2009 and February 29, 2008, and from May 17, 2006, (inception) through February 28, 2009, are presented in the following discussion.

Since inception, we have used our common stock and an advance from a related party to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to February 28, 2009, was $46,778 as a result of proceeds received from sales of our common stock ($27,000), an advance from a former director ($5,000) and the proceeds to date from a line of credit we have been able to negotiate at an interest rate of 7.5% per annum ($14,748).

The Corporation did not generate any revenues from operations for the quarter or nine months ended February 28, 2009. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters and nine month periods ended February 28, 2009, and February 29, 2008, was $0.

COMMON STOCK –Net cash provided by financing activities during the quarter and nine months ended February 28, 2009, was $14,749 from the proceeds of the line of credit that we were able to arrange and was nil ($0) for the same period in 2008 and for the period from inception on May 17, 2006, through to and including February 28, 2009, the amount was $46,778 of which $27,000 was provided by the sale of common stock in 2006. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the Quarter ended February 28, 2009	For the Quarter ended February 29, 2008	For the Nine months ended February 28, 2009	For the Nine months ended February 29, 2008	May 17, 2006 (Inception) thru February 28, 2009
Bank charges	$ 32	$ 39	120	143	$ 540
Loss on currency exchange	(1,495)	—	438	309	792
Interest on promissory note	242	—	367	—	412
Contributed admin. support	—	—	-	100	300
Office	—	1,557	119	1,657	3,913
Organizational costs	—	—	-	—	300
Professional fees	906	2,638	9,195	9,638	31,909
Corporate services	—	—	-	5,000	5,000
Public relations	—	—	-	—	790
Registration and filing fees	—	—	3,143	—	3,143
Travel and meals	—	—	—	—	746
Management fees	1,290	—	1,290	—	1,290
TOTAL EXPENSES	$ 975	$4,234	14,672	16,847	$49,135

SUMMARY – Total expenses were $975 in the quarter ended February 28, 2009, and $4,234 for the similar period in 2008. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $14,672 and $16,847 respectively. A total of $49,135 in expenses has been incurred since inception on May 17, 2006, through February 28, 2009. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising. Costs were generally lower in the quarter and nine month periods under discussion as we are relatively inactive while we are selling our S-1 IPO offering. Costs can be further subdivided into:

BANK CHARGES: Osprey incurred $32 in bank and related fees for the quarter ended on February 28, 2009, and $39 for the similar period in 2008. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $120 and $143 respectively. From inception on May 17, 2006, we have incurred a total of $540 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: Osprey incurred $1,495 in gains on currency exchange in the most recent quarter ended on February 28, 2009, and $0 (nil) for the quarter ended February 29, 2008. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $438 and $309 respectively. From inception to May 17, 2006, we have incurred a total of $792 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTE AND LINES OF CREDIT: On March 25, 2008, a related party and former director advanced $5,000 to Osprey in the form of a promissory note which bears interest at the rate of 5%. On December 01, 2008, we were able to arrange for lines of credit up to the amount of US $20,000 and CA $20,000 to pay for existing accounts payable through a related party which is charging us 7.5% interest on the amounts utilized. During this last quarter we incurred $242 for the interest due on those lines of credit. During the similar period in 2008 there were no such charges or accruals. From inception on May 17, 2006, we have incurred a total of $412 in interest payable on the lines of credit. In the future this cost category will change based on whether there are advances or loans from related parties. The first note is due and payable on June 1, 2009, and the lines of credit are payable on December 01, 2009.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended February 28, 2009, while $0 was incurred in the nine months ended on February 29, 2008. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $0 and $100 respectively. A total of $300 has been incurred in the period from inception on May 17, 2006, to February 28, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OFFICE EXPENSES: No office costs were incurred in the quarter ended February 28, 2009, but $1,557 was incurred for the similar period in 2008. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $119 and $1,657 respectively. For the period May 17, 2006, (inception) through February 28, 2009, a total of $3,913 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage and general office expenses and services. This category will vary based on overall activity.

ORGANIZATIONAL EXPENSES: No charges for organizational expenses were incurred for the quarter or nine months ended on February 28, 2009, or for the similar periods in 2008. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: Osprey incurred $906 in professional fees for the quarter ended on February 28, 2009, and $2,638 for the 2008 period. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $9,195 and $9,638 respectively. From inception on May 17, 2006, we have incurred a total of $31,909 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal and accounting activities.

COMPENSATION: No compensation costs were incurred for the quarter or nine months ended February 28, 2009, or 2008 and no direct compensation costs have been incurred since inception.

MANAGEMENT SERVICES: On January 01, 2009, we entered into a Management Services Agreement with James Yiu, our President and a director, to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month (approximately US $650 based on current exchange rates) for a one year period payable on the first of each month. Osprey incurred $1,290 in management service fees for the quarter ended on February 28, 2009, and nil ($0) for the similar period in 2008. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $1,290 and $0 (nil) respectively. From inception on May 17, 2006, we have incurred a total of $1,290 in management service fees.

CORPORATE SERVICES: Osprey incurred $0 in corporate service fees for the quarter ended on February 28, 2009, and nil ($0) for the similar period in 2008. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $0 and $5,000 respectively. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: Osprey incurred $0 in public relations and related costs for the quarters and nine months ended on February 28, 2009, and 2008. From inception on May 17, 2006, we have incurred a total of $790 in public relations fees.

REGISTRATION AND FILING FEES: Osprey incurred $0 (nil) registration and filing fee expenses for the quarter ended on February 28, 2009, and nil for the similar period in 2008. For the nine month periods ended February 28, 2009, and February 29, 2008, the comparative values were $3,143 and $0 respectively. From inception on May 17, 2006, we have incurred a total of $3,143 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation.

TRAVEL AND MEAL EXPENSES: Nil ($0) was spent in travel and meal costs in the quarters and nine month periods which ended on February 28, 2009, and 2008. For the period May 17, 2006, (inception) through February 28, 2009 a total of $746 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period ended on February 28, 2009, $26,241 in net cash was used while $13,247 was used for the similar period in 2008. A total of $46,632 in net cash has been used for the period from Inception on May 17, 2006, to February 28, 2009.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2009 or from the date of inception.

During the current quarter or nine month period under review, Osprey did not sell any shares of its common stock. As of the date of this report Osprey has 7,200,000 common shares issued and outstanding.

Osprey continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Osprey does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Osprey believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2009 with the proceeds of our S-1 offering which is expected to raise between $50,000 and $100,000. As of February 28, 2009, we had negative $21,835 in working capital.

For the balance of the current fiscal year to May 31, 2009, we will concentrate our efforts on completing the IPO and commencing phase I work on our optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. A new public offering would be needed and completed during a subsequent period to do so.

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

As at February 28, 2009, we had a working capital deficit of $21,835. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors.

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

There are no assurances that we will be able to obtain further funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it could be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet obligations as they become due.

Liquidity and Capital Resources

For the quarter ended February 28, 2009, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and lines of credit to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to February 28, 2009, was $46,778 as a result of gross proceeds received from sales of our common stock (less offering costs) ($27,000), an advance in the form of a promissory note from a related party ($5,000) and the proceeds to date from a line of credit we have negotiated ($14,748). We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2006 for cash consideration of $5,000. We issued 2,200,000 shares of common stock through a Rule 903 Regulation S offering in April 2007 for cash consideration of $22,000 to a total of 8 placees.

As of February 28, 2009, our total assets which consist entirely of cash in the amount of $117 and our total liabilities were $21,952. Working capital stood at negative $21,835.

For the quarter ended February 28, 2009, the net loss was $975 ($0.000 per share) while for the nine month period ending February 28, 2009, the net loss was $14,672 ($0.002 per share) The loss per share was based on a weighted average of 7,200,000 common shares outstanding for each of the periods quoted. The net loss from May 17, 2006, (inception) to February 28, 2009, is $49,135.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2009. Inflation is moderately higher than it was during 2008 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Controls.

During the quarter ended February 28, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Osprey had 7,200,000 shares of common stock issued and outstanding as of the date of this report. Of these shares, approximately 5,000,000 shares are held by affiliates of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933.

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

Item 4. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to February 28, 2009, was $46,749 as a result of proceeds received from sales of our common stock, an advance from a related party and lines of credit / promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

Bank Charges	540
Loss on currency exchange	792
Interest on promissory note	412
Contributed administrative support	300
Management service fees	1,290
Office	3,913
Organizational costs	300
Professional fees	31,909
Corporate services	5,000
Public relations	790
Registration and filing fees	3,143
Travel and meals	746
Total Use of Proceeds to February 28, 2009	$49,135

Common Stock

During the three- and nine-month periods ended February 28, 2009, no shares of common stock were issued. As of February 28, 2009, and April 14, 2009, there were 7,200,000 shares issued and outstanding.

Options

No options were granted during the three- and nine-month periods ending February 28, 2009.

Code of Ethics

The Board of Directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to Unit D, 15th Floor, 8 Hart Avenue, Tsim Sha Tsui, Kowloon, Hong Kong.

Web Site

Osprey does not maintain a Web site but has an e-mail address at “ospreyventures@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 28, 2009: Nil

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

Date: April 14, 2009.

BY:	/s/ “James Yiu Yeung Lung”

James Yiu Yeung Lung, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors

BY:	/s/ “Jack Ma Cheng Ji”

Jack Ma Cheng Ji, Member of the Board of Directors