Form 10-K
period 2009-05-31
Osprey Ventures, Inc.
filed 2009-09-11
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-148625

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 905, 9 Floor, Two Chinachem Exchange Square
338 Kings Road, North Point, Hong Kong
(Address of principal executive offices)	(Zip Code)

Issuer’s U.S. telephone number: (888) 755-9766
Issuer’s email address: ospreyventures@gmail.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act
Yes [   ]    No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files. Yes [   ]    No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated
by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

Issuer's revenues for its current fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 7,200,000 common shares at $0.05* = $360,000.
(* - last price at which the Corporation offered stock for sale under its S-1 registration statement.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 7,200,000 common shares issued and outstanding as of the date of this report.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) Any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

S-1 Registration Statement dated September 05, 2008 including audited financial statements to May 31,
2008; Exhibit 3.1 (Articles of Incorporation) dated May 17 2006 filed as an exhibit to Osprey’s Form S-1;
Exhibit 3.2 (Bylaws) dated May 31 2006 filed as an exhibit to Osprey’s Form S-1; Exhibit 10.1 (Option To
Purchase And Royalty Agreement between Osprey Ventures, Inc. and Jiujiang Gao Feng Mining
Industry Limited Company) dated April 22 2007 filed as an exhibit to Osprey’s Form S-1; Exhibit 10.2
(Code Of Business Conduct & Ethics and Compliance Program) dated April 22 2007 filed as an exhibit to
Osprey’s Form S-1; Exhibit 10.3 (First Amendment to Option to Purchase and Royalty Agreement) dated
May 15 2009 filed herewith;

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Osprey" mean Osprey Ventures, Inc. unless otherwise indicated.

Osprey is an exploration stage Corporation. There is no assurance that commercially viable mineral deposits exist on the claims we have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

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

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure & characteristic chemical composition, crystal form & physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide

Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

PART I

Item 1. Description of Business.

Overview

We were incorporated in the State of Wyoming on May 17, 2006 as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 8 Hart Avenue, 15th Floor, Flat D, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number in North America is (888) 755-9766.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our optioned mineral property or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Our Current Business – Mineral Exploration

On April 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Gao Feng Mining Property in north-western Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company (“Jiujiang”) of Jiangxi City, Jiangxi Province, China, the beneficial owner of the property, an arms-length Chinese corporation, to acquire an interest in the property by making certain expenditures and carrying out certain exploration work.

The Corporation’s S-1 registration statement whereby we raised $92,000 through an initial public offering at a price of $0.05 per share was filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2008 and came effective on September 18, 2008. 1,840,000 shares were allotted when the closing occurred but no shares were issued in the current fiscal year.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Gao Feng property to determine if there are commercially exploitable deposits of gold and silver. Gao Fenglin, Senior Engineer, recommends a two-phase exploration program to properly evaluate the potential of the property. Exploration will determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

It is our intention and that of Jiujiang to retain the services of the Jiujiang Geological Engineering Group Company and Gao Fenglin prior to the commencement of the first phase of the work program who will assess the results of the program upon receipt of the report.

Item 1A     Risk Factors

Risks Associated with Osprey Ventures, Inc., Our Financial Condition and Our Business Model

1. We are a exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on May 17, 2006 and we have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $55,749. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to find a profitable exploration property;
  our ability to generate revenues; and
  our ability to reduce exploration costs.

Based upon current plans, we expect to incur losses in future periods. This will happen because there are expenses associated with the exploration of our optioned property. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

2. We have no known mineral reserves and we may not find any gold or if we find gold it may not be in economic quantities. If we fail to find any gold or if we are unable to find gold in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold is recoverable, we do not know that this can be done at a profit. Failure to locate deposits in economically recoverable quantities will cause us to suspend operations.

3. We require substantial funds merely to determine if mineral reserves exist on our optioned property.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

  Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;
  Availability and costs of financing;
  Ongoing costs of production;
  Market prices for the products to be produced;
  Environmental compliance regulations and restraints; and
  Political climate and/or governmental regulation and control.

4. Good title to the Gao Feng property is registered in the name of another person. Failure of Osprey to obtain good title to the property will result in Osprey having to cease operations.

Title to the property we intend to explore is not held in our name but rather that of Jiujiang Gao Feng Mining Industry Limited Company, a corporation resident in the People’s Republic of China. In the event Jiujiang were to grant another person a deed of ownership which was subsequently registered prior to our deed, the third party would obtain good title and we would have nothing. Similarly, if it were to grant an option to another party, that party would be able to enter the property, carry out certain work commitments and earn right and title to the property and we would have little recourse as we would be harmed, will not own any property and would have to cease operations. The option agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Jiujiang in the situations described, there is a question as to whether that recourse would have specific value.

5. Currently Osprey has no right to the Gao Feng property. In order to exercise its rights under the option agreement we must incur certain exploration costs and make royalty payments. Failure by Osprey to incur the exploration expenditures or to make the royalty payments will result in forfeiture of Osprey’s right to acquire a 25% interest in the property.

Under the terms of the option agreement, Osprey has the right to acquire a 25% interest in the right and title to the Gao Feng property upon incurring exploration expenses on the property of a minimum of $20,000 by May 31, 2010, incurring additional exploration expenses in the amount of $40,000 by May 31, 2011 and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2012. Failure by Osprey to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property. Should we lose the option to acquire an interest in the property, Osprey would have to cease operations.

6. If we decide not to complete both phases of our exploration program or should we decide that further exploration is not feasible we will have to cease operations.

Osprey’s exploration plan consists of two phases. Commencement of the second phase is dependent on favourable completion of the first phase and securing sufficient funding for phase II. Should Osprey decide not to proceed with phase II of the exploration program, we will have to cease operations.

It will be necessary to analyze the data following each of the phases of the exploration program and come to a decision that further work is, or is not, warranted and that such work is likely, or not likely, to add value to the property prior to any decision being made as to proceeding to the next phase. In the event that the geoscientist who supervises the phase I program recommends in his written report, based on his evaluation of the results, that the property lacks merit and no further value would be obtained by proceeding with phase II, then a decision to not proceed with phase II would be made. Such a decision would not be made arbitrarily by management.

7. Management will devote only a limited amount of time to Osprey’s business. Failure of our management to devote a sufficient amount of time to our business plans will adversely affect the success of our business.

Because Mr. James Yiu Yeung Lung, our President and CEO, will be devoting only approximately 6 hours per week to our business plans, our business may suffer. As a result, exploration of the property may be periodically interrupted or suspended. Interruptions to, or suspension of, exploration may cause us to cease operations.

8. Management lacks formal training in mineral exploration.

Our officers and directors have no professional accreditation or formal training in the business of exploration. With no direct training or experience in these areas our management may not be fully aware of many of the specific requirements related to working within this industry. Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make. Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management’s lack of experience in the industry. Thus, we will retain such technical experts as are required to provide professional and technical guidance.

Risks Associated With Doing Business in China

Various matters that are specific to doing business in China may create additional risks or increase the degree of such risks associated with our business activities. These risks include the following:

1. Our business operations will be based in the People’s Republic of China (the “PRC” or “China”), all of our revenues, if any, will derive from China which presents issues associated with economic, political and social changes that may occur in a rapidly developing country.

Our business operations will be located in, and our revenues, if any, derived from activities in the PRC. Initially, prior to the exercise of the option, our operations in China will be conducted through and with the assistance of Jiujiang, a Chinese company and our partner. Accordingly, our business, financial condition and results of operations could be significantly and adversely affected by economic, political and social changes in China. The economy of China has traditionally been a planned economy, subject to five-year and annual plans adopted by the state, which set down national economic development goals. Since 1978, the central government has been moving the economy from one that is planned to a more open, market-oriented system. Economic development is following a model of market economy under socialism. Under this direction, they are expected to continue to strengthen China’s economic and trading relationships with foreign countries; business development in the PRC is expected to follow market forces and the rules of market economics. However, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. In addition, there is no guarantee that a major turnover of senior political decision makers will not occur, or that the existing economic policy of the PRC will not be changed. A change in policies could adversely affect our interests in China by changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports and sources of supplies, or the expropriation of private enterprises.

Failure to understand and adapt to Chinese standards and laws may cause us to break laws which may result in our having to cease operations and go out of business.

2. The Chinese legal system is different from the U.S. justice system. Most of the material agreements to which we or our affiliates are party or will be party in the future with respect to mining assets in the PRC are expected to be governed by Chinese law and some may be with Chinese governmental entities. The Chinese legal system embodies uncertainties that could limit the legal protection available to Osprey and its shareholders. The outcome of any litigation may be more uncertain than usual because: (i) the experience of the Chinese judiciary is relatively limited, and (ii) the interpretation of China’s laws may be subject to policy changes reflecting domestic political changes.

(a) Legal System - The Chinese legal system is a civil law system based on written statutes. Unlike common law systems (the system in the U.S.), it is a system in which decisions in earlier legal cases do not generally have precedential value. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly; their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors such as the right of foreign invested enterprises to hold licenses and permits such as business licenses. Because all of our assets are located outside the U.S., it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons or entities.

(b) Limited Interpretation - The laws that do exist are relatively recent and their limited interpretation and enforcement involve uncertainties, which could limit the available legal protections. Even where adequate Chinese law exists it may be impossible to obtain swift and equitable enforcement of such law or to obtain enforcement of judgments by a court of another jurisdiction. The inability to enforce or obtain a remedy under such agreements would have a material adverse impact on our operations.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial property or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction, in either of these cases, may be severely limited and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

3. We must comply with the Foreign Corrupt Practices Act and if our personnel or agents are determined to have engaged in certain practices, we could suffer severe penalties and possibly lose our investments in China.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States corporations from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign corporations, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. If our competitors engage in these practices they may receive preferential treatment from personnel of some corporations, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we have informed our personnel and current agents that such practices are illegal, we cannot assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties including the loss of our Chinese investments which would effectively cause us to cease business operations.

Item 1B.        Unresolved Staff Comments

None

Item 2   Properties

Our principal office is located at 8 Hart Avenue, 15th Floor, Flat D, Tsim Sha Tsui, Kowloon, Hong Kong. Our North American telephone number is (888) 755-9766. Our principal office is provided by our senior officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

We hold the following property interest:

We have optioned a 25 percent interest in the Gao Feng Mining Property, a gold exploration and mining property, located in Jiangxi Province, China, approximately 8 hours by aircraft and ground transportation west of Shanghai (1,000 miles). We can acquire an interest in the property by making certain expenditures and carrying out exploration work.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Osprey.

Item 4.      Submission of Matters to a Vote of Security Holders

Our last Annual General Meeting was held on November 24, 2008 at which time stockholders approved the following actions:

1.	received and approved the financial statements of the Corporation for its financial year ended May 31, 2008 together with the report of the independent auditors thereon;
2.	fixed the number of directors at two for the coming year;
3.	elected two directors, James Yiu Yeung Lung and Ma Cheng Ji, to serve until the next Annual General Meeting of Shareholders or until his respective successor(s) is/are elected or appointed;
4.	ratified the appointment of M&K CPAs, PLLC, of Houston, Texas to act as independent certifying accountants and auditors of the Corporation for the financial year ended May 31, 2009.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are not quoted or traded on any electronic or other trading system. There is no public market for our common shares.

Our common shares are issued in registered form. Island Stock Transfer of 100 – 2nd Avenue, South, Suite 705 S, St. Petersburg, FL 33701 is our stock transfer agent. They can be contacted by telephone at (727) 289-0019 and by facsimile at (727) 289-0069.

On May 31, 2009 the shareholders' list of our common shares showed 10 registered shareholders holding 7,200,000 shares; there are no shares held by broker-dealers. There are 7,200,000 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Wyoming on May 17, 2006 as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 8 Hart Avenue, 15th Floor, Flat D, Tsim Sha Tsui, Kowloon, Hong Kong. Our U.S. telephone number is (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On April 22, 2007, amended on May 15, 2009, we optioned a 25 percent interest in the Gao Feng Mining Property in Jiangxi Province, China, by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company, the beneficial owner of the property.

Under the terms of the agreement, Jiujiang granted to Osprey the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)	Osprey, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2010;
b)

Osprey, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2011;

c)	Osprey shall allot and issue 1,000,000 shares in the capital of Osprey to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist;
d)	Upon exercise of the option agreement, Osprey will pay to Jiujiang US $25,000 per annum as pre-payment of the net smelter return., effective May 31, 2012.
e)	Osprey will pay to Jiujiang an annual royalty equal to three percent (3%) of NSR; and
f)

Osprey has the right to acquire an additional 26% of the right, title and interest in and to the Property by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2012.

To date we have not advanced any funds for the implementation of phase I of the planned exploration program; we have not spent any money on research and development activities. Information regarding the property was presented to our former President for review without any contractual obligations.

Gao Fenglin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, authored the “Report of Exploration at the Gao Feng Gold Property” dated March 23, 2008 (the “Report”), in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. Gao Fenglin graduated from Guangzhou Geosciences Institute with the approximate educational equivalency of a U.S. geological engineer. He has practiced his profession as an exploration geologist for more than 20 years.

Phase I Exploration Program

Exploration will assist in the determination of whether gold exists on the property and if any which is found can be economically extracted and profitably processed. Over the next nine months we intend to complete the first phase of the exploration plan. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

Initially, we will run a grid over the entire property and review maps of the results of any past reported geological and geochemical programs correlating all past information to our grid; then we will complete a geological survey to evaluate certain specific targets previously identified. Phase 1 will establish a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then relate previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We will then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until 2010 or 2011 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Osprey’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Results of Operations

		Year Ended
		May 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$21,286		$22,061
Net Profit (Loss)		$(21,286)		$(22,061)

COMMON SHARES: Since inception we have used common stock, notes payable and an advance from a related party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the current fiscal year ended May 31, 2009 was $16,044. In the fiscal year ended May 31, 2008 $5,000 cash was provided by financing activities as the result of an advance from a related party). Net cash provided by financing activities from inception on May 17, 2006 was $48,044 ($27,000 as proceeds received from sales of our common stock and $21,044 as an advance from an officer or related party).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2009 and 2008 are outlined in the table below:

	Year Ended May 31
	2009	2008
Banking and Related Charges	$579	$670
Interest Expense on Promissory Note & Advances	730	46
Professional Fees	12,605	14,313
Office Expenses	119	1,932
Management Fees	3,225	0
Registration and Filing Fees	4,028	0
Corporate Services	0	5,000
Contributed Services	0	100
TOTAL	$21,286	$22,061

Operating expenses for the year ended May 31, 2009, decreased by 3.5% as compared to the comparative period in 2008.

During the year ended May 31, 2009 Osprey incurred operating expenses of $21,286 as compared to $22,061 for the prior year and a total of $55,749 for the period from inception on May 17, 2006 to May 31, 2009. The costs incurred can be further subdivided into the following categories.

BANKING AND RELATED CHARGES: $579 in banking and related charges which includes losses on currency exchange were incurred in the current fiscal year while $670 was incurred for the year ended May 31, 2008. For the period May 17, 2006 (inception) through May 31, 2009 Osprey has incurred a total of $1,353 on such expenses.

INTEREST EXPENSE ON PROMISSORY NOTES AND ADVANCES: $730 in interest costs regarding notes payable and advances from officers and related parties were incurred in the current fiscal year while $46 was incurred for the period ended May 31, 2008. For the period May 17, 2006 (inception) through May 31, 2009 Osprey has incurred a total of $776 on such expenses.

PROFESSIONAL FEES: Osprey incurred $12,605 in professional fees for the fiscal year ended on May 31, 2009 as compared to $14,313 for the previous fiscal year. From inception to May 17, 2006 we have incurred $35,318 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

OFFICE EXPENSES: $119 in office costs were incurred in the past year. By comparison, $1,932 was incurred for previous fiscal year ended May 31, 2008. For the period May 17, 2006 (inception) through May 31, 2009 a total of $3,913 has been spent on office related expenses. Office costs decreased in the most recent year as we had completed the filing of our S-1 registration statement and Osprey was largely inactive through the period while subscriptions under the S-1 were sold.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2009, we entered into a management services agreement with James Yiu, our senior officer and directors to manage the affairs of Osprey through the payment of HK $5,000 per month for a one year period. $3,225 in management fee costs were incurred in the current fiscal year while $0 was incurred for the year ended May 31, 2008. For the period May 17, 2006 (inception) through May 31, 2009 Osprey has incurred $3,225 on such expenses.

REGISTRATION AND FILING FEES: We incurred $4,028 in registration and filing fees for the year ended May 31, 2009 and nil ($0) for the year ended May 31, 2008. For the period May 17, 2006 (inception) through May 31, 2008, $4,028 was recorded for such costs. This category will vary from year to year dependent on the filing activities of the Company with various regulators.

CORPORATE SERVICES: No corporate service costs were incurred in the current fiscal year while $5,000 was incurred for the year ended May 31, 2008. For the period May 17, 2006 (inception) through May 31, 2009 Osprey has spent a total of $5,000 on such expenses.

CONTRIBUTED EXPENSES: No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2009 while $100 was incurred in the year ended May 31, 2008. For the period May 17, 2006 (inception) through May 31, 2008 a total of $300 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

The Corporation’s former president periodically contributed administrative services to the Corporation for the period from inception up to and including May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed.

RESEARCH AND DEVELOPMENT: Osprey has not incurred any expenses for research and development since inception on May 17, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 - 2009 or from the date of inception.

At the end of the current fiscal year, May 31, 2009 and as of the date of this report, Osprey had 7,200,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital
	At May 31,	At May 31,
	2009	2008
Current Assets	$96	$11,609
Current Liabilities	$28,545	$18,772
Working Capital	$(28,449)	$(7,163)

Cash Flows
	At May 31,	At May 31,
	2009	2008
Net Cash Used in Operating Activities	$(27,557)	$(16,589)
Net Cash Provided by (Used In) Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$16,044	$5,000
Decrease In Cash During The Period	$11,513	$(11,589)

As of May 31, 2009, our company had a working capital deficit of $28,449.

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006 to May 31, 2009 was $48,044 as a result of proceeds received from the sale of our common stock, notes payable and advances from officers and related parties. During that same period, the following table indicates how those proceeds have been spent to date:

Bank and Related Charges	$1,353
Interest Payable on Promissory Notes & Advances	776
Professional Fees	35,318
Office Expenses	3,913
Organizational Costs	300
Public Relations	790
Registration and Filing Fees	4,028
Travel, Meals and Entertainment Expenses	746
Management Fees	3,225
Corporate Services	5,000
Total Use of Proceeds to May 31, 2009	$55,449

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009 - 2010. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Outstanding liabilities	30,000
Phase I exploration program	30,000
Phase II exploration program	50,000
Working capital	55,000
Total	$200,000

As at May 31, 2009 we had a working capital deficit of $28,449. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the issuance of stock from funds that remained held in trust at the end of the fiscal year from our S-1 registration statement and through private placements of our stock or other prospectus offerings. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern because our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company” we are not required to provide tabular disclosure obligations.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Functional Currency
The Company’s functional currency is the United States dollar.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2009.

Financial Instruments
At May 31, 2009, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2009, and for the period May 17, 2006 (date of inception) through May 31, 2009 there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

Income Taxes
The Company has adopted SFAS No. 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar and where necessary the accounts of the Company’s foreign operations have been translated into United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ deficit.

Fair Value of financial Instruments.
SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

Use of Estimates in the Preparation of Financial Statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements

In September, 2006 FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

In February of 2008 FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company is analyzing the potential accounting treatment.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2008. We do not expect this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non- controlling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2009 and we do not expect this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2008), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning on or after December 15, 2009 and we do not expect this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm by M&K CPAs, PLLC, for the audited financial statements for the year ended May 31, 2009 is included herein immediately preceding the audited financial statements.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the fiscal years ended May 31, 2009 and May 31, 2008 and
Inception on May 17, 2006, to MAY 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Osprey Ventures, Inc.

We have audited the accompanying balance sheets of Osprey Ventures, Inc. as of May 31, 2009 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. The financial statements for the period May 17, 2006 (inception) through May 31, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period May 16, 2006 (inception) through May 31, 2008, include total revenues and net loss of $0 and $33,463, respectively. Our opinion on the statements of operations, stockholder’s equity (deficit) and cash flows for the period May 17, 2006 (inception) through May 31, 2008, insofar as it relates to amounts for prior periods through May 31, 2008, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osprey Ventures, Inc. as of May 31, 2009 and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
August 28, 2009

Report of Independent Registered Public Accounting Firm

To the Directors of
Osprey Ventures, Inc.
(an Exploration Stage Company)

We have audited the balance sheet of Osprey Ventures, Inc. (an Exploration Stage Company) as at May 31, 2008 and the statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the period from incorporation May 17, 2006 to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at May 31, 2008 and the results of its operations and its cash flows for the year then ended and the period from incorporation May 17, 2006 to May 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ MacKay LLP
Vancouver, British Columbia, Canada.
August 8, 2008	Chartered Accountants

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	May 31, 2009	May 31, 2008

ASSETS

CURRENT ASSETS
Cash	$96	$11,609
TOTAL ASSETS	$96	$11,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a former officer (Note 4)	$5,000	$5,000
Due to an officer and director (Note 4)	3,225	-
Due to a related party (Note 4)	16,041	-
Accounts payable and accrued liabilities	4,276	13,772

TOTAL LIABILITIES	28,545	18,772

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Notes 4 and 6)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,200,000 shares of common stock	7,200	7,200
Additional paid-in capital	20,100	20,100

Deficit accumulated during the exploration stage	(55,749)	(34,463)
Total stockholders’ equity (deficit)	(28,449)	(7,163)
Total Liabilities and Stockholders’ Equity	$96	$11,609

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			results of
			operations from
			May 17, 2006
	Twelve Months	Twelve Months	(date of
	ended May 31,	ended	inception) to
	2009	May 31, 2008	May 31, 2009

EXPENSES

Bank charges	$153	$316	$573
Loss on currency exchange	426	354	780
Interest expense on promissory note	730	46	776
Contributed administrative support (note 4)	-	100	300
Office	119	1,932	3,913
Organizational costs	-	-	300
Professional fees	12,605	14,313	35,318
Corporate services	-	5,000	5,000
Public relations	-	-	790
Registration and filing fees	4,028	-	4,028
Management fees	3,225	-	3,225
Travel and meals	-	-	746

Total expenses	21,286	22,061	55,749

NET LOSS FOR THE PERIOD	$(21,286)	$(22,061)	$(55,749)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.003)	$(0.003)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	7,200,000	7,200,000

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
Cumulative from inception May 17, 2006 to May 31, 2009

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 4)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount

Common stock issued for cash
at $0.001 per share
- May 31, 2006 (notes 4 and 6)	5,000,000	$5,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(5,000)	-	-

Net loss for the period ended
May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	5,000,000	5,000	-	(5,000)	(300)	(300)

Share Subscription Received	-	-	-	5,000	-	5,000

March 23, 2007 common stock
sold in private placement
offering ($0.01/ share) (note 6)	2,200,000	2,200	19,800	-	-	22,000

Net loss for the year ended
May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance, May 31, 2007	7,200,000	7,200	20,000	-	(12,402)	14,798

Net loss for the year ended
May 31, 2008	-	-	100	-	(22,061)	(21,961)

Balance May 31, 2008	7,200,000	7,200	20,100	-	(34,463)	(7,163)

Net loss for the year ended
May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance, May 31, 2009	7,200,000	$7,200	$20,100	$-	$(55,749)	$(28,449)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2009
AND THE PERIOD FROM MAY 17, 2006, (INCEPTION) To MAY 31, 2009
(With comparative figures for the year ended May 31, 2008)

			Cumulative
			results of
			operations from
			May 17, 2006
			(date of
	Year ended	Year ended	inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(21,286)	$(22,061)	$(55,749)
Adjustments to reconcile net loss to net cash
used in operating activities
- contributed administrative support by an officer (note 4)	-	100	300
Changes in
- due to related parties	3,225	-	3,225
- accounts payable and accrued liabilities	(9,476)	5,372	4,276

NET CASH USED IN OPERATING
ACTIVITIES	(27,557)	(16,589)	(47,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	27,000
Proceeds from issuance of related party notes payable (note 4)	16,044	5,000	21,044

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,044	5,000	48,044

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	(11,513)	(11,589)	96

CASH, BEGINNING OF PERIOD	11,609	23,198	-

CASH, END OF PERIOD	$96	$11,609	$96

There were no significant non-cash transactions from Inception on May 17, 2006 to May 31, 2009
Supplemental cash flow information:
Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2009

NOTE 1 – BASIS OF PRESENTATION

a)	Organization

Osprey Ventures, Inc. (the “Company”) was incorporated in the state of Wyoming on May 17, 2006 to engage in the acquisition, exploration and development of mineral resource properties. The Company is considered an exploration stage company as it has not generated revenues from its operations.

b)	Going Concern

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $55,749 for the period from May 17, 2006 (inception) to May 31, 2009, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost- effective basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b)	Functional Currency

The Company’s functional currency is the United States (“U.S.”) dollar.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits.

d)	Financial Instruments

The Company’s financial instruments consists of cash, accounts payable and accrued liabilities and loans from related parties. At May 31, 2009, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

e)	Mineral Interests

Mineral interest acquisition costs include cash consideration and the estimated fair value of any common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

f)	Loss per Common Share

Basic net loss per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At May 31, 2009, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g)	Income Taxes

The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities and losses carried forward using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Corporation currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $55,749as of May 31, 2009 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $55,749 expire in various years through 2029. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

h)	Foreign Currency Translation

The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The translation was not material to accumulate in the current fiscal year.

i)	Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at May 31, 2009 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

j)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

k)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures. Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration. Therefore, estimated future removal and site restoration costs are presently considered minimal.

l)	Fair Value of financial Instruments

SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

m)	Exploration – Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. & requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things, Management has defined inception as May 17. 2006. Since inception, the company has incurred a net loss of $55,749. Much of this is

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2009

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

related to professional fees. Management has provided financial data since May 17, 2006, “Inception”, in the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2008 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We do not expect this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not expect this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2008. We do not expect this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non- controlling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2009 and we do not expect this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2008), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning on or after December 15, 2009 and we do not expect this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

NOTE 4 – RELATED PARTY TRANSACTIONS

Officers contributed administrative services to the Company for certain periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2009

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

administrative support with a corresponding credit to additional paid-in capital. No contributed administrative costs have been incurred in the current year to date.

In 2006, the Company issued a total of 5,000,000 shares of its restricted common stock to two directors (2,500,000 to each) for $5,000 ($.001/share).

On March 25, 2009, the Company’s secretary loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on June 01, 2009. Accrued interest payable on the note was $296 at May 31, 2009.

On September 13, 2008, the two founding directors resigned all positions with the Company and sold their shares to two new directors at cost.

On December 1, 2008, the Company entered into a line of credit with a related party to assist the Company in the payment of its debts. The line or credit / promissory note bears interest at the rate of 7.5% per annum and is repayable in full on December 1, 2009. The payable amount under the note, including accrued interest was $16,524 at May 31, 2009.

On January 1, 2009, the Company entered into a Management Services Agreement with its President and Director to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month for a one year period payable on the first of each month. Accrued and payable on the agreement was $3,225 at May 31, 2009. The imputed interest payable for the period was not material.

NOTE 5 – MINERAL PROPERTY

In April, 2008, as amended on May 15, 2009, the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As at May 31, 2009 the Company had not incurred any costs in regards to the option or the mineral property.

Under the terms of the Option Agreement, the Company is required to:

a.	Make option exploration expenditures as follows:

Exploration Expenditures	Due Date
$20,000	May 31, 2010
$40,000	May 31, 2011
$60,000

b)	Make annual payments of $25,000, commencing May 31, 2012, as long as the Company holds any interest in the claim as prepayment of the net smelter royalty.

c)	Issue 1,000,000 shares of Osprey Ventures, Inc. upon completion of a phase I exploration program as recommended by a geologist.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2009

NOTE 5 – MINERAL PROPERTY (continued)

d)

Osprey may acquire an additional 26% of the right, title and interest, by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2012.

e)

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

In 2008, the Company offered for sale 3,000,000 shares of its common stock at a price of $0.01 per share. The Company sold 2,200,000 shares for net proceeds of $22,000. The offering was made pursuant to Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

In addition, effective June 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company did not record any transition adjustment as a result of the adoption of FIN 48.

The Company recognizes accrued interest and penalties related to potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. No penalties were recognized during fiscal 2009 or fiscal 2008.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2009

NOTE 7 – INCOME TAXES (continued)

The Corporation has adopted the provisions of FAS No. 109, “Accounting for Income Taxes.” The Corporation currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $55,749as of May 31, 2009 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $55,749 expire in various years through 2029. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

	May 31
Deferred tax asset	2009	2008
NOL carry forward	$55,749	$34,463
Valuation allowances	$(55,749)	$(34,463)
Total	$0	$0

NOTE 8 – SUBSEQUENT EVENTS

The Corporation’s S-1 registration statement whereby we raised $92,000 through an initial public offering at a price of $0.05 per share was filed with the SEC on September 5, 2008, and came effective on September 18, 2008. 1,840,000 shares were allotted when the closing occurred but so shares were issued in the current fiscal year. The Corporation encountered significant challenges in opening corporate banking facilities in Hong Kong and it was not until late June, 2009 that we were in a position to commence to deposit the proceeds of the offering. It is anticipated that the last of the proceeds will be deposited to our banking facilities during the month of August, 2009 and that the shares will be issued shortly thereafter.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

On September 24, 2008, Mackay, LLP, Chartered Accountants (“Mackay”) resigned as the principal independent accountants for Osprey Ventures, Inc. (“Osprey”). Mackay had been our principal independent accountants and had reported on the financial statements for the fiscal years ended May 31, 2006, May 31, 2007 and May 31, 2008.

The Company engaged M&K CPAs, PLLC of Houston, Texas (“M&A”) to assume the role of its new principal independent accountants. Osprey signed the M&K engagement letter on September 19, 2008 after M&K completed its internal procedures related to new attest client acceptance.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of May 31, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2009, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of May 31, 2009, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses. management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control-Integrated Framework" issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
	Chief Executive Officer
James Yiu Yeung	Chief Operating Officer	42	September 13,
Lung	Chief Financial Officer		2008
	Director

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Yiu, spent approximately 10% of his time (approximately 6 hours per week) on the affairs of Osprey. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same. Mr. Ma is the Managing Director of Jiujiang and has spent approximately 25% of his time (15 hours per week) on its affairs.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

James Yiu Yeung Lung, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director

Mr. Yiu is the Managing Director of a consulting company in Hong Kong providing management services to both private and public company sectors and which specializes in raising capital, corporate and financial restructuring, mergers and acquisitions. Mr. Yiu is an experienced entrepreneur who is familiar with business practices in the Greater China region and graduated from the College of Education in Hong Kong in 1973. Mr. Yiu is also a director of Biopack Environmental Solutions, a Hong Kong based company that develops, manufactures, distributes and markets bio-degradable food containers and disposable industrial packaging for consumer products. Biopack is quoted on the Over-the-Counter Bulletin Board under the symbol “BPAC”.

(Jack) Ma Cheng Ji, Director

Mr. (Jack) Ma Cheng Ji is the Managing Director of Jiujiang Gaofeng Mining Industry Company, a production and exploration mining company focused in the Central China region (Osprey’s optioned mineral property in China is owned and operated by Jiujiang). Mr. Ma is also the President of Shanghai Trust Investment Consultant Co., Ltd, where he specializes in research and analysis of Asian public equity markets; he also provides management consultation to both public and private enterprises. Mr. Ma graduated in 1961 with a Bachelor’s degree in publishing from Shanghai Publishing College and received a postgraduate degree in comparative literature from Japan University in Tokyo in 1989. He is also a director of Biopack Environmental Solutions – OTC-BB “BPAC”.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

  a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
  being subject to any order, judgement or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

Name	Number of	Number of Transactions	Failure to File
	Late Reports	Not Reported on a	Required
		Timely Basis	Forms
James Yiu Yeung Lung	2(1)	2(1)	2
Ma Cheng Ji	2(2)	2 (2)	2

(1) James Yiu Yeung Lung failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and failed to file a Form 5 – Annual Statement of Changes in Beneficial Ownership.
(2) Ma Cheng Ji failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and failed to file a Form 5 – Annual Statement of Changes in Beneficial Ownership.

Code of Ethics

Our board of directors on April 22, 2008 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program was filed as an exhibit to our Form S-1 filed with the SEC on September 05, 2008.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an ‘audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Web Site

Osprey does not maintain a Web site but has an e-mail address at “ospreyventures@gmail.com”.

Item 11.    Executive Compensation

(a)   General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2009 and 2008; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

	Fiscal					Options
Name and	Year			Stock	Securities	Awards (Value	Total
Principal	Ended			Awards	Underlying	of Options) ($)	Compen-
Position	May 31	Salary	Bonus	($)	Options	(5)	sation
James Yiu Yeung Lung President & Director	2009	$3,225	$0	$0	Nil	$0	$0
Bruce Jackson President & Director	2008	$0	$0	$0	Nil	$0	$0

Effective January 31, 2009, Osprey entered into a Management Services Agreement at a rate of HK $5,000 per month (approximately US $650) with Mr. James Yiu Yeung Lung whereby he provides management and financial consulting services to Osprey. During the current fiscal year he received $3,225 under that agreement. There are no other plans to additionally compensate him in the near future, unless and until we begin to realize revenues and become profitable in our business. The fair market value of the 5,000,000 shares of Osprey originally issued to Messrs. Stephen Jackson and Bruce Jackson in October, 2006 for cash consideration of $5,000 and subsequently sold and transferred to Messrs Yiu and Ma did not exceed the $0.001 per share that they paid for the shares.

(c) Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favour of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(d) Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(e) Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

(f) Compensation of Directors

The members of the Board of Directors are not compensated by Osprey for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g) Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by Osprey, with respect to the officers, directors, employees or consultants of Osprey that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

(h) Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

(i) Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
Common stock	James Yiu Yeung Lung 8 Hart Avenue, 15th Floor, Flat D, Tsim Sha Tsui, Kowloon, Hong Kong	2,500,000 Beneficial Owner	34.7%

Common stock	Ma Cheng Ji Ste. 706 - No. 1277 Ding Xi Road Shanghai, China 200050	2,500,000 Beneficial Owner	34.7%

[1]

The person named above may be deemed to be a “parent” and “promoter” of Osprey, within the meaning of such terms under the Securities Act by virtue of his direct and indirect stock holdings. Messrs. Yiu and Ma are the only “promoter(s)” of Osprey Ventures, Inc.

[2]

The persons named above do not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

[3]	As of May 31, 2009 and the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report. as of which there were 7,200,000 shares of our common stock issued and outstanding.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Osprey. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

Title of Class	Name and Address of Beneficial Owner [1] [3]	Amount & Nature of Beneficial Ownership [2]	Percentage of Class
Common stock	James Yiu Yeung Lung 8 Hart Avenue, 15th Floor, Flat D, Tsim Sha Tsui, Kowloon, Hong Kong Director and officer since Sept 13, 2008	2,500,000	34.7%

Common stock	Ma Cheng Ji Ste. 706 - No. 1277 Ding Xi Road Shanghai, China 200050 Director and officer since Sept. 13, 2008	2,500,000	34.7

[1]	As of May 31, 2009 and the date of this report.
[2]

Common shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof based upon information furnished to Osprey by individual directors and officers. All such shares are held directly.

[3]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

The directors, officers and other members of management of Osprey, as a group, beneficially own, directly or indirectly, 5,000,000 of our common shares, representing 69.4% of the total issued and outstanding securities of Osprey as of May 31, 2009 and the date of this report.

There are no outstanding stock options.

(c) Equity Compensation Plans

We do not have a stock option plan in favour of any director, officer, consultant or employee of our company.

(d) Changes in Control

We do not anticipate at this time any changes in control of Osprey. There are no arrangements either in place or contemplated which may result in a change of control of Osprey. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction or proposed transaction since the year ended May 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the current fiscal year ended May 31, 2009 and for fiscal year ended May 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2009	May 31, 2008
Audit Fees	$3,000	$9,100
Audit Related Fees	$7,146	$9,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,146	$18,100

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $3,000 as compared to $9,100 for the similar period of the preceding fiscal year and for the period from inception on May 17, 2006 to May 31, 2009 the amount was approximately $12,100.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $7,146 versus $9,000 for the similar period last year and for the period from inception on May 17, 2006 to May 31, 2009 the amount was approximately $16,146.

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2009 and 2008 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on May 17, 2006 to May 31, 2009 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2009 and 2008 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on May 17, 2006 to May 31, 2009 the amount was approximately $0.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this report;

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Report on Form S-1 filed on September 5, 2008)
3.2	Bylaws (incorporated by reference from our Report on Form S-1 filed on September 05, 2008)

(10)	Material Contracts
10.1

Option to Purchase and Royalty Agreement between Osprey Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company (incorporated by reference from our Report on Form S-1 filed on September 05, 2008)

10.2	Code of Business Conduct & Ethics and Compliance Program (incorporated reference from our Report on Form S-1 filed on September 05, 2008)
10.3 *	First Amendment to Option to Purchase and Royalty Agreement) between Osprey Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company dated May 15 2009

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of James Yiu Yeung Lung as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of James Yiu Yeung Lung as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of James Yiu Yeung Lung as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 906 Certification - Certification of James Yiu Yeung Lung as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSPREY VENTURES, INC.
(Registrant)

By: /s/ “James Yiu Yeung Lung”

James Yiu Yeung Lung, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: September 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ “James Yiu Yeung Lung”

James Yiu Yeung Lung, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

By: /s/ “(Jack) Ma Cheng Ji”

Ma Cheng Ji, Director

Date: September 9, 2009