Form 10-Q
period 2009-08-31
Osprey Ventures, Inc.
filed 2009-10-15
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended AUGUST 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-148625

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Unit 905, 9th Floor, Two Chinachem Exchange Square
338 Kings Road, North Point, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,200,000 shares of Common Stock as of the date of this report.

Transitional Small Business Format. Yes [   ]    No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the quarter ended AUGUST 31, 2009

BALANCE SHEETS AS OF AUGUST 31, 2009 (UNAUDITED), AND MAY 31, 2009.

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2009 (UNAUDITED) AND AUGUST 31, 2008 (UNAUDITED) AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2009 (UNAUDITED)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2009 (UNAUDITED)

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2009 (UNAUDITED) AND AUGUST 31, 2008, (UNAUDITED) AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2009

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
AS OF AUGUST 31, 2009 AND MAY 31, 2009

	August 31, 2009	May 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$31,317	$96
TOTAL ASSETS	$31,317	$96

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a former officer	$5,000	$5,000
Due to an officer and director	5,160	3,225
Due to a related party (Note 3)	6,864	16,041
Accounts payable and accrued liabilities	3,888	4,279

TOTAL LIABILITIES	20,912	28,545

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 6)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,200,000 shares of common stock	7,200	7,200
Common stock subscribed	46,000	-
Additional paid-in capital	20,100	20,100
Deficit accumulated during the exploration stage	(62,895)	(55,749)
Total stockholders’ equity (deficit)	10,405	(28,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,317	$96

Going Concern (Note 2)

Commitments (Note 4)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND AUGUST 31, 2008
AND THE PERIOD FROM INCEPTION TO AUGUST 31, 2009
(Unaudited)

	Three Months	Three Months	May 17, 2006
	Ended	Ended	(inception) to
	August 31, 2009	August 31, 2008	August 31, 2009

REVENUE	$-	$-	$-

Total revenue	-	-	-

EXPENSES

Bank charges	98	41	671
Loss on currency exchange	-	1,534	780
Interest expense on promissory note	363	63	1,139
Contributed administrative support (note 3)	-	-	300
Office	-	-	3,913
Organizational costs	-	-	300
Professional fees	4,630	1,300	39,948
Corporate services	-	-	5,000
Public relations	-	-	790
Registration and filing fees	120	1,397	4,148
Management fees	1,935	-	5,160
Travel and meals	-	-	746

Total expenses	7,146	4,335	62,895

NET LOSS FOR THE PERIOD	$(7,146)	$(4,335)	$(62,895)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.001)	$(0.001)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING	7,200,000	7,200,000

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2009 (UNAUDITED)

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 6)		Paid-in	Receivable /	Exploration
	Common Stock		Capital	Subscribed	Stage	Total
	Shares Issued	Amount

Common stock issued for cash at $0.001
per share
- May 31, 2006 (note 3)	5,000,000	$5,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(5,000)	-	-
Net loss for the period ended
May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	5,000,000	5,000	-	(5,000)	(300)	(300)

Share Subscription Received	-	-	-	5,000	-	5,000
March 23, 2008 common stock sold in
private placement offering ($0.01/
share) (note 6)	2,200,000	2,200	19,800	-	-	22,000
Net loss for the year ended
May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	7,200,000	7,200	20,000	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended
May 31, 2008	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	7,200,000	7,200	20,100	-	(34,463)	(7,163)

Net loss for the year ended
May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	7,200,000	7,200	20,100	-	(55,749)	(28,449)

Common stock subscribed for cash at
$0.05 per share – June & August, 2009	-	-	-	46,000	-	46,000
Net loss for the period ended
August 31, 2009 (unaudited)	-	-	-	-	(7,146)	(7,146)

Balance August 31, 2009	7,200,000	$7,200	$20,110	$46,000	$(62,895)	$10,405

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED AUGUST 31, 2009 AND AUGUST 31, 2008
AND FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2009
(Unaudited)

			Cumulative results
			of operations from
	Three Months	Three Months	May 17, 2006
	Ended	Ended	(inception) to
	August 31, 2009	August 31, 2008	August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,146)	$(4,335)	$(62,895)
Adjustments to reconcile net loss to net cash used in
operating activities
- contributed administrative expense	-	-	300
Changes in:
- due to a related party	1,955	-	5,180
- accounts payable and accrued liabilities	(408)	(2,446)	3,868

NET CASH USED IN OPERATING
ACTIVITIES	(5,599)	(6,781)	(53,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	46,000	-	73,000
Repayment of notes payable	(9,230)		(9,230)
Promissory note payable	50	-	21,094

NET CASH PROVIDED BY FINANCING			84,864
ACTIVITIES	36,820	-

NET INCREASE (DECREASE) IN CASH	31,221	(6,781)	31,317

CASH, BEGINNING OF PERIOD	96	11,609	-

CASH, END OF PERIOD	$31,317	$4,828	$31,317

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2009

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended August 31, 2009, as filed with the SEC on Form S-1 and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, known as the Gao Feng property, in Jiangxi Province, east-central China. (see Note 4).

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $62,895 for the period from May 17, 2006 (inception) to August 31, 2009, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

OSPREY VENTURES, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2009

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

On March 25, 2008, the Company’s secretary loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent (5%) interest rate and matured in June 2009 and has not been called as of the date of this report. Accrued interest payable on the note was $363 at August 31, 2009.

On September 13, 2008, the two founding directors resigned all positions with the Company and sold their shares to two new directors at cost.

On December 1, 2008, the Company entered into a line of credit with a related party to assist the Company in the payment of its debts. The line of credit / promissory note bears interest at the rate of 7.5% per annum and is repayable in full on December 1, 2009. The payable amount under the note, including accrued interest, was $7,222 at August 31, 2009.

On January 1, 2009, the Company entered into a Management Services Agreement with its President and Director to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month for a one year period payable on the first of each month. Accrued and payable on the contract was $5,160 at August 31, 2009.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2009, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As at August 31, 2009 the Company had not incurred any costs in regards to the option or the property.

Under the terms of the Option Agreement, the Company is required to:

OSPREY VENTURES, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2009

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

A.	Make option exploration expenditures as follows:

Exploration Expenditures	Due Date
$20,000	May 31, 2010
$40,000	May 31, 2011
$60,000

B.	Make annual payments of $25,000, commencing May 31, 2012, as long as the Company holds any interest in the claim as prepayment of the net smelter royalty.

C.	Issue 1,000,000 shares of Osprey Ventures, Inc. upon completion of a phase I exploration program as recommended by a geologist.

D.

Osprey may acquire an additional 26% of the right, title and interest, by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2013.

E.

In addition to the above terms, the optionor is to retain a three percent net smelter royalty. Osprey has a right to purchase one-half of the Royalty by paying to the optionor the sum of US $500,000 per Royalty percentage point.

NOTE 5 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN No. 48 for reporting purposes. As of August 31, 2009, the Company had net operating loss carry forwards of approximately $62,895 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 6 – CAPITAL STOCK

a)	Common Stock

In 2006 the Company issued 5,000,000 of its common stock at a price of $0.001 per share for proceeds of $5,000. The offering was made pursuant to section 4(2) of the United States Securities Act of 1933, as amended.

OSPREY VENTURES, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2009

NOTE 6 – CAPITAL STOCK (continued)

a)	Common Stock (continued)

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

NOTE 7 – SUBSEQUENT EVENTS

During the quarter under review, in June and August, 2009, the Company took receipt of $46,000 in payment for 920,000 shares of its common stock issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in China. As a result, most of the funds became stale dated in early 2009. It has taken a length of time to establish new banking relationships, get the funds reissued for deposit in North America and actually get the funds into the banking system. No shares have been issued to date for the funds subscribed.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks” on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General Information

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Osprey” mean Osprey Ventures, Inc., unless otherwise indicated.

Osprey is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Foreign Currency and Exchange Rates

Dollar costs of Osprey’s property acquisition and planned exploration costs are in Chinese (Yuan) Renminbi (RMB) while management fees are in Hong Kong Dollars (HKD). For purposes of consistency and to express United States Dollars throughout this report, Chinese, including Hong Kong, currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.13 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2009, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM S-1.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 Kings Road, North Point, Hong Kong. Our telephone number in North America is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On April 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Gao Feng Gold Mining Property located in north-eastern Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company, the beneficial owner of the property. The option allows us to acquire an interest in the property by making certain expenditures and carrying out certain exploration work.

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
(e)	Upon exercise of the option, Osprey will pay to Jiujiang US $25,000 per annum commencing on May 31, 2012 as prepayment of the NSR; and
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

The reader of this Report is directed to our Form 10-K Report for May 31, 2009, dated September 8, 2009 and our S-1 registration statement dated September 05, 2008 for further discussion of the property, mineral exploration in China, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Gao Feng property to determine if there are commercially exploitable deposits of gold and silver.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We anticipate that our portion of phase I of the recommended geological exploration program will cost $30,000 of a total $120,000 planned expenditure with the balance being funded by Jiujiang based on the Report which is a reflection of local costs for the specified type of operation. We had $31,317 in cash reserves as of August 31, 2009. Accordingly, we will not be able to proceed with the exploration program and carry on normal business operations without additional financing.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Yiu Yeung Lung James, our senior officer and director and Ma Cheng Ji a director.

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

Offices

Our offices are located at Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 Kings Road, North Point, Hong Kong. Currently, these facilities are provided to us by Yiu Yeung Lung James, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Osprey at cost on a quarterly basis.

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

Following the final receipt of the last of our S-1 registration statement offering proceeds, approximately $46,000, we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of exploration we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future.

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

Results of Operations

Osprey was incorporated on May 17, 2006; comparative periods for the quarters ended August 31, 2009, and August 31, 2008, and from May 17, 2006 (inception), through August 31, 2009, are presented in the following discussion.

Since inception, we have used our common stock, an advance from a related party and promissory notes from related parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to August 31, 2009, was $84,864 as a result of proceeds received from sales of our common stock ($73,000), an advance from a former director ($5,000) and the proceeds to date from a line of credit we have been able to negotiate at an interest rate of 7.5% per annum ($6,864).

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2009. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended August 31, 2009 and August 31, 2008, was $0.

COMMON STOCK –Net cash provided by financing activities during the quarter ended August 31, 2009, was $36,820 from the proceeds of the sale of 920,000 shares of common stock issued under our S-1 registration statement and the repayment ($9,230) of part of the line of credit that we were able to arrange in early 2009 and was nil ($0) for the same period in 2008 and for the period from inception on May 17, 2006, through to and including August 31, 2009, the amount was $84,864 of which $27,000 was provided by the sale of common stock in 2006 and $46,000 in the quarter ended August 31, 2009. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the Quarter ended August 31, 2009	For the Quarter ended August 31, 2008	May 17, 2006 (Inception) thru August 31, 2009
Bank charges	$ 98	$ 41	$ 671
Loss on currency exchange	—	1,534	780
Interest on promissory note	363	63	1,139
Contributed admin. support	—	—	300
Office	—	—	3,913
Organizational costs	—	—	300
Professional fees	4,630	1,300	39,948
Corporate services	—	—	5,000
Public relations	—	—	790
Registration and filing fees	120	1,397	4,148
Travel and meals	—	—	746
Management fees	1,935	—	5,160
TOTAL EXPENSES	$ 7,146	$4,335	$62,895

SUMMARY – Total expenses were $7,146 in the quarter ended August 31, 2009, and $4,335 for the similar period in 2008. A total of $62,895 in expenses has been incurred since inception on May 17, 2006, through August 31, 2009. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising. Costs were generally steady in the quarter under discussion as we are relatively inactive. Costs can be further subdivided into:

BANK CHARGES: Osprey incurred $98 in bank and related fees for the quarter ended on August 31, 2009, and $41 for the similar period in 2008. From inception on May 17, 2006, we have incurred a total of $671 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: Osprey incurred $0 (nil) in losses on currency exchange in the most recent quarter ended on August 31, 2009, and $1,534 for the quarter ended August 31, 2008. From inception on May 17, 2006, to August 31, 2009, we have incurred a total of $780 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTE AND LINES OF CREDIT: On March 25, 2008, a related party and former director advanced $5,000 to Osprey in the form of a promissory note which bears interest at the rate of 5%. On December 01, 2008, we were able to arrange for lines of credit up to the amount of US $20,000 and CA $20,000 to pay for existing accounts payable through a related party which is charging 7.5% interest on amounts utilized. During this last quarter we incurred $363 for the interest due on those lines of credit. During the similar period in 2008 there were no such charges or accruals. From inception on May 17, 2006, we have incurred a total of $1,139 in interest payable on the lines of credit. In the future this cost category will change based on whether there are advances or loans from related parties. The first note was due and payable on June 1, 2009, but has not been called for redemption, and the lines of credit are payable on December 01, 2009.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended August 31, 2009, while $0 was incurred in the three months ended on August 31, 2008. A total of $300 has been incurred in the period from inception on May 17, 2006, to August 31, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OFFICE EXPENSES: No office costs were incurred in the quarter ended August 31, 2009, or for the similar period in 2008. For the period May 17, 2006 (inception), through August 31, 2009, a total of $3,913 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage and general office expenses and services. This category will vary based on overall activity.

ORGANIZATIONAL EXPENSES: No charges for organizational expenses were incurred for the quarter ended on August 31, 2009, or for the similar period in 2008. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: Osprey incurred $4,630 in professional fees for the quarter ended on August 31, 2009, and $1,300 for the 2008 period. From inception on May 17, 2006, we have incurred a total of $39,948 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal and accounting activities.

COMPENSATION: No compensation costs were incurred for the quarter ended August 31, 2009, or 2008 and no direct compensation costs have been incurred since inception.

MANAGEMENT SERVICES: On January 01, 2009, we entered into a Management Services Agreement with James Yiu, our President and a director, to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month (approximately US $650 based on current exchange rates) for a one year period payable on the first of each month. Osprey incurred $1,935 in management service fees for the quarter ended on August 31, 2009, and nil ($0) for the similar period in 2008. From inception on May 17, 2006, we have incurred a total of $5,160 in management service fees.

CORPORATE SERVICES: Osprey incurred $0 in corporate service fees for the quarter ended on August 31, 2009, and nil ($0) for the similar period in 2008. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: Osprey incurred $0 in public relations and related costs for the quarters ended on August 31, 2009, and 2008. From inception on May 17, 2006, we have incurred a total of $790 in public relations fees.

REGISTRATION AND FILING FEES: Osprey incurred $120 in registration and filing fee expenses for the quarter ended on August 31, 2009, and $1,397 for the similar period in 2008. From inception on May 17, 2006, we have incurred a total of $4,148 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation.

TRAVEL AND MEAL EXPENSES: Nil ($0) was spent in travel and meal costs in the quarters ended on August 31, 2009, and 2008. For the period May 17, 2006 (inception), through August 31, 2009, a total of $746 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the quarter ended August 31, 2009, $5,599 in net cash was used while $6,781 was used for the similar period in 2008. A total of $53,547 in net cash has been used for the period from inception on May 17, 2006, to August 31, 2009.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2009 or from the date of inception.

During the quarter under review, Osprey took receipt of $46,000 in payment for 920,000 shares of its common stock issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in China. As a result, most of the funds became stale dated in early 2009 and it has taken a length of time to establish new banking relationships, get the funds reissued for deposit in North America and actually get the funds into the banking system. As of the date of this report Osprey has 7,200,000 common shares issued and outstanding.

Osprey continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Osprey believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2010, with the proceeds of our S-1 offering which raised $92,000, of which $46,000 remains to be received once all funds have cleared the banking system. As of August 31, 2009, we had $10,405 in working capital.

For the balance of the current fiscal year to May 31, 2010, we will concentrate our efforts on clearing the IPO funds and commencing phase I work on our optioned mineral property. Following industry trends and demands we are also considering the acquisition of other properties and projects of merit. A new public offering would be needed during a subsequent period to do so.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009 – 2010. Management projects that we may require up to $160,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	30,000
Phase II exploration program	50,000
Working Capital	45,000
Total	$160,000

As at August 31, 2009, we had a working capital surplus of $10,405. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter ended August 31, 2009, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and lines of credit to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to August 31, 2009, was $84,864 as a result of gross proceeds received from sales of our common stock (less offering costs) ($73,000), an advance in the form of a promissory note from a related party ($5,000) and the proceeds to date from a line of credit we have negotiated ($6,864). We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2006 for cash consideration of $5,000. We issued 2,200,000 shares of common stock through a Rule 903 Regulation S offering in April 2007 for cash consideration of $22,000 to a total of 8 placees. In the quarter under review we issued 920,000 shares of common stock under our S-1 registration statement which became effective on September 18, 2008, and which were sold in early 2009 at a price of $0.05 for cash consideration of $46,000 to a total of 23 placees.

As of August 31, 2009, our total assets consisted entirely of cash in the amount of $31,317 and our total liabilities were $20,912. Working capital stood at $10,405.

For the quarter ended August 31, 2009, the net loss was $7,146 ($0.001 per share) while for August 31, 2008, the net loss was $4,335 ($0.001 per share) The loss per share was based on a weighted average of 7,200,000 common shares outstanding for the current quarter and 7,200,000 shares outstanding at August 31, 2008. The net loss from May 17, 2006 (inception), to August 31, 2009, is $62,895.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2009. Inflation is moderately higher than it was during 2008 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended August 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 4. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to August 31, 2009, was $84,864 as a result of proceeds received from sales of our common stock, an advance from a related party and lines of credit / promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

Bank Charges	671
Loss on currency exchange	780
Interest on promissory note	1,139
Contributed administrative support	300
Management service fees	5,160
Office	3,913
Organizational costs	300
Professional fees	39,948
Corporate services	5,000
Public relations	790
Registration and filing fees	4,148
Travel and meals	746
Total Use of Proceeds to August 31, 2009	$62,595

Common Stock

During the three -month period ended August 31, 2009, 920,000 shares of common stock were issued under an S-1 registration statement. As of August 31, 2009, and the date of this report, there were 7,200,000 shares issued and outstanding.

Options

No options were granted during the three month period ending August 31, 2009.

Code of Ethics

The Board of Directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 Kings Road, North Point, Hong Kong.

Web Site

Osprey does not maintain a Web site but has an e-mail address at “ospreyventures@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2009: Nil

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

Osprey Ventures, Inc.
(Registrant)

Date: October 15, 2009.

BY:	/s/ “Yiu Yeung Lung James”

YIU YEUNG LUNG JAMES, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors

BY:	/s/ “Ma Cheng Ji”

MA CHENG JI, Member of the Board of Directors