Form 10-Q
period 2009-11-30
Osprey Ventures, Inc.
filed 2010-01-05
CIK 1409430

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended NOVEMBER 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the quarter and six months ended NOVEMBER 30, 2009

BALANCE SHEETS AS OF NOVEMBER 30, 2009 (UNAUDITED), AND MAY 31, 2009.

STATEMENTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2009 (UNAUDITED), AND NOVEMBER 30, 2008 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2009 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2009 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 (UNAUDITED), AND NOVEMBER 30, 2008 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2009 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND MAY 31, 2009

	November 30,
	2009	May 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$22,016	$96
TOTAL ASSETS	$22,016	$96

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a former officer	$5,000	$5,000
Due to an officer and director	7,096	3,225
Due to a related party (Note 3)	6,864	16,041
Accounts payable and accrued liabilities	1,460	4,279

TOTAL LIABILITIES	20,420	28,545

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 6)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,200,000 shares of common stock	7,200	7,200
Common stock subscribed	46,000	-
Additional paid-in capital	20,100	20,100
Deficit accumulated during the exploration stage	(71,704)	(55,749)
Total stockholders’ equity (deficit)	1,596	(28,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,016	$96

Going Concern (Note 2)

Commitments – option on mineral property (Note 4)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND NOVEMBER 30, 2008
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2009
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-

EXPENSES

Bank charges	43	47	140	88	713
Loss on currency exchange	(3)	399	(3)	1,934	777
Interest expense on promissory note	191	62	553	125	1,329
Contributed administrative support	-	-	-	-	300
Office	3,150	119	3,150	119	7,063
Organizational costs	-	-	-	-	300
Professional fees	2,409	6,989	7,039	8,289	42,358
Corporate services	-	-	-	-	5,000
Public relations	-	-	-	-	790
Registration and filing fees	1,084	1,746	1,204	3,142	5,232
Management fees	1,935		3,871		7,096
Travel and meals	-	-	-	-	746

Total expenses	8,809	9,362	15,954	13,697	71,704

NET LOSS FOR THE PERIOD	$(8,809)	$(9,362)	$(15,954)	$(13,697)	$(71,704)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.001)	$(0.001)	$(0.002)	$(0.002)

WEIGHTED AVERAGE
NUMBER OF BASIC AND
DILUTED COMMON SHARES	7,200,000	7,200,000	7,200,000	7,200,000
OUTSTANDING

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2009 (UNAUDITED)

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 6)		Paid-in	Receivable /	Exploration
	Common Stock		Capital	Subscribed	Stage	Total
	Shares Issued	Amount

Common stock issued for cash at $0.001
per share
- May 31, 2006 (note 3)	5,000,000	$5,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(5,000)	-	-
Net loss for the period ended
May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	5,000,000	5,000	-	(5,000)	(300)	(300)

Share Subscription Received	-	-	-	5,000	-	5,000
March 23, 2008 common stock sold in
private placement offering ($0.01/
share) (note 6)	2,200,000	2,200	19,800	-	-	22,000
Net loss for the year ended
May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	7,200,000	7,200	20,000	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended
May 31, 2008	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	7,200,000	7,200	20,100	-	(34,463)	(7,163)

Net loss for the year ended
May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	7,200,000	7,200	20,100	-	(55,749)	(28,449)

Common stock subscribed for cash at
$0.05 per share – June & August, 2009	-	-	-	46,000	-	46,000
Net loss for the period ended
November 30, 2009 (unaudited)	-	-	-	-	(15,954)	(15,954)

Balance November 30, 2009	7,200,000	$7,200	$20,100	$46,000	$(71,703)	$1,597

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND NOVEMBER 30, 2008
AND FOR THE PERIOD FROM INCEPTION TO NOVEMBER 30, 2009
(Unaudited)

			Cumulative results of
	Six Months	Six Months	operations May 17,
	Ended	Ended	2006 (inception) to
	November 30, 2009	November 30, 2008	November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,954)	(13,697)	$(71,704)
Adjustments to reconcile net loss to net cash used in
operating activities
- contributed administrative expense	-	-	300
Changes in:
- due to a related party	3,871	-	7,096
- accounts payable and accrued liabilities	(2,817)	2,239	13,324

NET CASH USED IN OPERATING
ACTIVITIES	(14,900)	(11,458)	(50,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	46,000	-	73,000
Repayment of notes payable	(9,230)	-	(9,230)
Proceeds from issuance of promissory note payable	50	-	9,230

NET CASH PROVIDED BY FINANCING
ACTIVITIES	36,820	-	73,000

NET INCREASE (DECREASE) IN CASH	21,920	(11,458)	22,016

CASH, BEGINNING OF PERIOD	96	11,609	-

CASH, END OF PERIOD	22,016	151	$22,016

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2009

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2009, as filed with the SEC on Form 10K and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April, 2007, the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, known as the Gao Feng property, in Jiangxi Province, east-central China. (see Note 4).

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

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The introduction of the Codification does

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2009

NOTE 1: BASIS OF PRESENTATION (continued)

not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $71,704 for the period from May 17, 2006 (inception) to November 30, 2009, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2009

NOTE 2 – GOING CONCERN (continued)

other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

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

On March 25, 2008, the Company’s secretary loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent (5%) interest rate and matured in June 2009 but has not been called as of the date of this report. Accrued interest payable on the note was $421 at November 30, 2009.

On September 13, 2008, the two founding directors resigned all positions with the Company and sold their shares to two new directors at cost.

On December 1, 2008, the Company entered into a line of credit with a related party to assist the Company in the payment of its debts. The line of credit / promissory note bears interest at the rate of 7.5% per annum and is repayable in full on December 1, 2009. The payable amount under the note, including accrued interest, was $7,002 at November 30, 2009.

On January 1, 2009, the Company entered into a Management Services Agreement with its President and Director to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 (approximately US $645) per month for a one year period payable on the first of each month. Accrued and payable on the contract was $7,096 at November 30, 2009.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2009, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2009

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

As at November 30, 2009 the Company had not incurred any costs in regards to the option or the property.

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

NOTE 5 – INCOME TAXES

As of November 30, 2009, the Company had net operating loss carry forwards of approximately $71,704 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2009

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

NOTE 7 – SUBSEQUENT EVENTS

During the previous quarter under review, in June and August 2009, the Company took receipt of $46,000 in payment for 920,000 shares of its common stock issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in China. As a result, most of the funds became stale dated in early 2009. It has taken a length of time to establish new banking relationships, get the funds reissued for deposit in North America and actually get the funds into the banking system. No shares have been issued to date for the funds subscribed.

In December 2009, the Company took receipt of an additional $46,000 in payment for a further 920,000 shares of its common stock issued as referenced above for a total of $92,000 having now been received and deposited to the Corporation’s accounts which will result in the issuance of 1,840,000 shares during the third quarter.

Subsequent events have been evaluated through the date of this financial report.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks” on page 4, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2009, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 Kings Road, North Point, Hong Kong. Our telephone number in North America is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our optioned property or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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
(e)	Upon exercise of the option, Osprey will pay to Jiujiang US $25,000 per annum commencing on May 31, 2012, as prepayment of the NSR; and
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

The reader of this Report is directed to our Form 10-K Report for May 31, 2009, dated September 8, 2009, and our S-1 registration statement dated September 05, 2008, for further discussion of the property, mineral exploration in China, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Gao Feng property to determine if there are commercially exploitable deposits of gold and silver.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We anticipate that our portion of phase I of the recommended geological exploration program will cost $30,000 of a total $120,000 planned expenditure with the balance being funded by Jiujiang based on the Report which is a reflection of local costs for the specified type of operation. We had $22,016 in cash reserves as of November 30, 2009. Accordingly, we will not be able to proceed with the exploration program and carry on normal business operations without additional funding.

Phase I Exploration Program

Exploration will assist in the determination of whether gold exists on the property and if any which is found can be economically extracted and profitably processed. Over the next six months we intend to complete the first phase of the exploration plan. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

Phase II will not be carried out until 2010 or 2011 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined but will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Osprey’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Yiu Yeung Lung James, our senior officer and director and Ma Cheng Ji, a director.

At present, we have no employees, other than Messrs. Yiu and Ma. On January 01, 2009, we entered into a Management Services Agreement with Yiu Yeung Lung James, our President and a director, to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month for a one year period payable on the first of each month (approximately US $650 per month based on current exchange rates). Mr. Ma does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

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

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Also, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Following the final receipt of the last of our S-1 registration statement offering proceeds, approximately $46,000, we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of exploration we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future operations.

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

Results of Operations

Osprey was incorporated on May 17, 2006; comparative periods for the quarters and six month periods ended November 30, 2009, and November 30, 2008, and from May 17, 2006 (inception), through November 30, 2009, are presented in the following discussion.

Since inception, we have used our common stock, an advance from a related party and promissory notes from related parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to November 30, 2009, was $84,864 as a result of proceeds received from sales of our common stock ($73,000), an advance from a former director ($5,000) and the non-repaid proceeds to date from a line of credit we have been able to negotiate at an interest rate of 7.5% per annum ($6,864).

The Corporation did not generate any revenues from operations for the quarter or six month period ended November 30, 2009. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended November 30, 2009 and November 30, 2008, was $0.

COMMON STOCK –Net cash provided by financing activities during the quarter ended November 30, 2009, was $0 (nil) and for the six month period the amount was $36,820 from the proceeds of the sale of 920,000 shares of common stock issued under our S-1 registration statement $46,000 and the repayment ($9,230) of part of the line of credit that we were able to arrange in early 2009 For the same periods in 2008, the amounts were $0 (nil) and $0 (nil) and for the period from inception on May 17, 2006, through to and including November 30, 2009, the amount was $73,000 of which $73,000 was provided by the sale of common stock in 2006 and 2009. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three	Three	Six	Six	May 17,
	Months	Months	Months	Months	2006
	Ended	Ended	Ended	Ended	(inception)
	November	November	November	November	to November
	30, 2009	30, 2008	30, 2009	30, 2008	30, 2009

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Bank charges	43	47	140	88	713
Loss on currency exchange	(3)	399	(3)	1,934	777
Interest expense on promissory note	191	62	553	125	1,329
Contributed administrative support	-	-	-	-	300
Office	3,150	119	3,150	119	7,063
Organizational costs	-	-	-	-	300
Professional fees	2,409	6,989	7,039	8,289	42,358
Corporate services	-	-	-	-	5,000
Public relations	-	-	-	-	790
Registration and filing fees	1,084	1,746	1,204	3,142	5,232
Management fees	1,935		3,871		7,096
Travel and meals	-	-	-	-	746

Total expenses	8,809	9,362	15,954	13,697	71,704

SUMMARY – Total expenses were $8,809 in the quarter ended November 30, 2009, and $9,362 for the similar period in 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $15,954 and $13,697 respectively. A total of $71,704 in expenses has been incurred since inception on May 17, 2006, through November 30, 2009. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising. Costs were generally steady in the quarter and six month period under discussion as we were relatively inactive. Costs can be further subdivided into:

BANK CHARGES: Osprey incurred $43 in bank and related fees for the quarter ended on November 30, 2009, and $47 for the similar period in 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $140 and $88 respectively. From inception on May 17, 2006, we have incurred a total of $713 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: Osprey incurred $3 as a gain in currency exchange in the most recent quarter ended on November 30, 2009, and lost $399 for the quarter ended November 30, 2008. For the six month periods ended November 30, 2009 and November 30, 2008, the comparative values were a gain of $3 and a loss of $1,934 respectively. From inception on May 17, 2006, to November 30, 2009, we have incurred a total of $777 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTE AND LINES OF CREDIT: On March 25, 2008, a related party and former director advanced $5,000 to Osprey in the form of a promissory note which bears interest at the rate of 5%. On December 01, 2008, we were able to arrange for lines of credit up to the amount of US $20,000 to pay for existing accounts payable through a related party which is charging 7.5% interest on amounts utilized. During this last quarter we incurred $191 for the interest due on those lines of credit. During the similar period in 2008 there were $62 in such charges or accruals. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $553 and $125 respectively. From inception on May 17, 2006, we have incurred a total of $1,329 in interest payable on the lines of credit. In the future this cost category will change based on whether there are advances or loans from related parties. The first note was due and payable on June 1, 2009, but has not been called for redemption. The line of credit was payable on December 01, 2009 but as of the date of this report the remaining balance of $6,864 has not been called for redemption.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter or six month periods ended November 30, 2009 and 2008, while $0 was incurred in the three months and six months periods ended on November 30, 2009 and 2008. A total of $300 has been incurred in the period from inception on May 17, 2006, to November 30, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OFFICE EXPENSES: $3,150 in office costs were incurred in the quarter ended November 30, 2009, and $119 was incurred for the similar period in 2008. For the six month periods ended November 30, 2009 and November 30, 2008, the comparative values were $3,150 and $119 respectively. For the period May 17, 2006 (inception), through November 30, 2009, a total of $7,063 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall activity.

ORGANIZATIONAL EXPENSES: No charges for organizational expenses were incurred for the quarter or six month periods ended on November 30, 2009, and 2008. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: Osprey incurred $2,409 in professional fees for the quarter ended on November 30, 2009, and $6,989 for the 2008 period. For the six month periods ended November 30, 2009 and November 30, 2008, the comparative values were $7,039 and $8,289 respectively. From inception on May 17, 2006, we have incurred a total of $42,358 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal and accounting activities.

COMPENSATION: No compensation costs were incurred for the quarter or six month periods ended November 30, 2009, or 2008 and no direct compensation costs have been incurred since inception.

MANAGEMENT SERVICES: On January 01, 2009, we entered into a Management Services Agreement with James Yiu, our President and a director, to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month (approximately US $650 based on current exchange rates) for a one year period payable on the first of each month. Osprey incurred $1,935 in management service fees for the quarter ended on November 30, 2009, and nil ($0) for the similar period in 2008. For the six month periods ended November 30, 2009 and November 30, 2008, the comparative values were $3,871 and $0 respectively. From inception on May 17, 2006, we have incurred a total of $7,096 in management service fees.

CORPORATE SERVICES: Osprey incurred $0 in corporate service fees for the quarter and six month periods ended on November 30, 2009 and 2008. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: Osprey incurred $0 in public relations and related costs for the quarters and six month periods ended on November 30, 2009, and 2008. From inception on May 17, 2006, we have incurred a total of $790 in public relations fees.

REGISTRATION AND FILING FEES: Osprey incurred $1,084 in registration and filing fee expenses for the quarter ended on November 30, 2009, and $1,746 for the similar period in 2008. For the six month periods ended November 30, 2009 and November 30, 2008, the comparative values were $1,204 and $3,142 respectively. From inception on May 17, 2006, we have incurred a total of $5,232 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation.

TRAVEL AND MEAL EXPENSES: Nil ($0) was spent in travel and meal costs in the quarters and six month periods ended on November 30, 2009, and 2008. For the period May 17, 2006 (inception), through November 30, 2009, a total of $746 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six month period ended November 30, 2009, $14,900 in net cash was used while $11,458 was used for the similar period in 2008. A total of $50,984 in net cash has been used for the period from inception on May 17, 2006, to November 30, 2009.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 – 2009 or from the date of inception.

During the six month period under review, Osprey took receipt of $46,000 in payment for 920,000 shares of its common stock issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in China. As a result, most of the funds became stale dated in early 2009 and it has taken a length of time to establish new banking relationships, get the funds reissued for deposit in North America and actually get the funds into the banking system. As of the date of this report Osprey has 7,200,000 common shares issued and outstanding with an additional 920,000 shares have been subscribed for but not issued as of the date of this report .

Osprey continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Osprey believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2010, with the proceeds of our S-1 offering which raised $92,000, of which $46,000 remains to be received once all funds have cleared the banking system. As of November 30, 2009, we had $1,596 in working capital.

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

As at November 30, 2009, we had a working capital surplus of $1,596. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2009, our independent public accountants included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors.

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

Liquidity and Capital Resources

For the quarter and six month periods ended November 30, 2009, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and lines of credit to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to November 30, 2009, was $84,864 as a result of gross proceeds received from sales of our common stock (less offering costs) ($73,000), an advance in the form of a promissory note from a related party ($5,000) and the proceeds to date that remain uppaid from a line of credit we have negotiated ($6,864). We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2006 for cash consideration of $5,000. We issued 2,200,000 shares of common stock through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In the six month period under review we reserved for issuance 920,000 shares of common stock under our S-1 registration statement which became effective on September 18, 2008, and which were sold in early 2009 at a price of $0.05 for cash consideration of $46,000 to a total of 23 placees.

As of November 30, 2009, our total assets consisted entirely of cash in the amount of $22,016 and our total liabilities were $20,420. Working capital stood at $1,596.

For the quarter ended November 30, 2009, the net loss was $8,809 ($0.001 per share) while for November 30, 2008, the net loss was $9,362 ($0.001 per share) For the six month periods ended November 30, 2009 and November 30, 2008, the comparative values were $15,954 ($0.002 per share) and $13,697 ($0.002 per share) respectively. The loss per share was based on a weighted average of 7,200,000 common shares outstanding for the current quarter and six month periods and 7,200,000 shares outstanding at November 30, 2009 and 2008. The net loss from May 17, 2006 (inception), to November 30, 2009, is $71,704.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2009. Inflation is moderately higher than it was during 2008 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 4. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to November 30, 2009, was $84,864 as a result of proceeds received from sales of our common stock, an advance from a related party and lines of credit / promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

Bank Charges	713
Loss on currency exchange	777
Interest on promissory note	1,329
Contributed administrative support	300
Management service fees	7,096
Office	7,063
Organizational costs	300
Professional fees	42,358
Corporate services	5,000
Public relations	790
Registration and filing fees	5,232
Travel and meals	746
Total Use of Proceeds to November 30, 2009	$71,704

Common Stock

During the six -month period ended November 30, 2009, 920,000 shares of common stock were were reserved for issuance under a previously effective S-1 registration statement. As of November 30, 2009, and the date of this report, there were 7,200,000 shares issued and outstanding.

Options

No options were granted during the three month period ending November 30, 2009.

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

Web Site

Osprey maintains a Web site at http://osprey-ventures-inc.com and has an e-mail address at “ospreyventures@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2009: Nil

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

Date: January 5, 2010.

BY:       /s/ “Yiu Yeung Lung James”

YIU YEUNG LUNG JAMES, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors

BY:       /s/ “Ma Cheng Ji”

MA CHENG JI, Member of the Board of Directors