Form 10-Q
period 2010-02-28
Osprey Ventures, Inc.
filed 2010-04-14
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended FEBRUARY 28, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 333-148625

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 905, 9th Floor, Two Chinachem Exchange Square
338 Kings Road, North Point, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,040,000 shares of Common Stock as of the date of this report.

Transitional Small Business Format. Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the quarter ended FEBRUARY 28, 2010

BALANCE SHEETS AS OF FEBRUARY 28, 2010 (UNAUDITED), AND MAY 31, 2009.

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED), AND FEBRUARY 28, 2009 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2010 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2010 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED), AND FEBRUARY 28, 2009 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2010 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED).

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND MAY 31, 2009

	February 28, 2010	May 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$15,347	$96
Prepaid expenses	1,500	-
TOTAL ASSETS	$16,847	$96

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a former officer (Note 3)	$5,483	$5,000
Due to an officer and director (Note 3)	-	3,225
Due to a related party (Note 3)	7,129	16,041
Accounts payable and accrued liabilities	1,265	4,279

TOTAL LIABILITIES	13,877	28,545

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 6)
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 9,040,000 shares of common stock (May 31, 2009: 7,200,000)	9,040	7,200
Common stock subscribed	-	-
Additional paid-in capital	110,260	20,100
Deficit accumulated during the exploration stage	(116,330)	(55,749)
Total stockholders’ equity (deficit)	2,970	(28,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,847	$96

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010, AND FEBRUARY 28, 2009,
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2010
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	May 17, 2006,
	Ended	Ended	Ended	Ended	(inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-

EXPENSES

Bank charges	164	32	305	120	878
Loss on currency exchange	-	(1,495)	(3)	438	777
Interest expense on promissory note	189	242	742	367	1,518
Contributed administrative support	-	-	-	-	300
Exploration of resource property	20,000	-	20,000	-	20,000
Office	294	-	3,444	119	7,357
Organizational costs	-	-	-	-	300
Professional & consulting fees	12,015	906	19,054	9,195	54,372
Corporate services	-	-	-	-	5,000
Public relations	-	-	-	-	790
Registration and filing fees	863	-	2,067	3,143	6,095
Travel and meals	4,545	-	4,545	-	5,291
Transfer agent fees	5,675	-	5,675		5,675
Management fees	881	1,290	4,752	1,290	7,977

Total expenses	44,626	975	60,581	14,672	116,330

NET LOSS FOR THE PERIOD	$(44,626)	$(975)	$(60,581)	$(14,672)	$(116,330)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.001)	$(0.01)	$(0.002)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,099,558	7,200,000	7,996,557	7,200,000

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2010 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 6 )		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount

Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	5,000,000	$5,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(5,000)	-	-
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	5,000,000	5,000	-	(5,000)	(300)	(300)

Share Subscription Received	-	-	-	5,000	-	5,000
March 23, 2007, common stock sold in private placement offering ($0.01/ share) (note 6)	2,200,000	2,200	19,800	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	7,200,000	7,200	20,000	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended May 31, 2008	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	7,200,000	7,200	20,100	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	7,200,000	7,200	20,100	-	(55,749)	(28,449)

Common stock subscribed for cash at $0.05 per share under S-1 registration	1,840,000	1,840	90,160	-	-	92,000

Net loss for the period ended February 28, 2010 (unaudited)	-	-	-	-	(60,581)	(60,581)

Balance February 28, 2010	9,040,000	$9,040	$110,260	$-	$(116,330)	$2,970

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010, AND FEBRUARY 28, 2009,
AND FOR THE PERIOD FROM INCEPTION TO FEBRUARY 28, 2010
(Unaudited)

			Cumulative results of
	Nine Months	Nine Months	operations May 17,
	Ended	Ended	2006 (inception), to
	February 28, 2010	February 28, 2009	February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(60,581)	$(14,672)	$(116,330)
Adjustments to reconcile net loss to net cash used in operating activities
- contributed administrative expense	-	-	300
Changes in:
- due to a related party	-	1,290	3,225
- prepaid expense	(1,500)	-	(1,500)
- accounts payable and accrued liabilities	(5,488)	(12,859)	(1,212)

NET CASH USED IN OPERATING ACTIVITIES	(67,569)	(26,241)	(115,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	92,000	-	119,000
Principal payments on debt	(9,230)	-	(9,230)
Proceeds from issuance of notes payable	50	14,749	21,094

NET CASH PROVIDED BY FINANCING ACTIVITIES	82,820	14,749	130,864

NET INCREASE (DECREASE) IN CASH	(15,251)	(11,492)	15,347

CASH, BEGINNING OF PERIOD	96	11,609	-

CASH, END OF PERIOD	$15,347	$117	$15,347

The accompanying notes are an integral part of these financial statements]

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2010

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

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2010

NOTE 1: BASIS OF PRESENTATION (continued)

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the our consolidated results of operations or financial condition.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective for the Company on

October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2010

NOTE 1: BASIS OF PRESENTATION (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective for the Company on January 1, 2011. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective for the Company on January 1, 2011. The Company does not expect the impact of its adoption to be material to its financial statements.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $116,330 for the period from May 17, 2006 (inception), to February 28, 2010, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

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
February 28, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

In 2006, the Company issued a total of 5,000,000 shares of its restricted common stock to two directors (2,500,000 to each) for $5,000 ($0.001/share) .

On March 25, 2008, the Company’s secretary loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent (5%) interest rate and matured in June 2009 but has not been called as of the date of this report. Accrued interest payable on the note was $483 at February 28, 2010.

On September 13, 2008, the two founding directors resigned all positions with the Company and sold their shares to two new directors at cost.

On December 1, 2008, the Company entered into a line of credit with a related party to assist the Company in the payment of its debts. The line of credit / promissory note bears interest at the rate of 7.5% per annum and was repayable in full on December 1, 2009; the portion of the note that has not already repaid has not been called as of the date of this report. The payable amount under the note, including accrued interest, was $7,129 at February 28, 2010.

On January 1, 2009, the Company entered into a Management Services Agreement with its President and Director to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 (approximately US $645) per month for a one year period. The contract was fully paid in December, 2009 but was not renewed for the current calendar year as a result of the lack of available funds from within the Corporation’s operations.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2009, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As at February 28, 2010, the Company had paid for its portion of the first phase of a planned two-phase exploration program in the amount of $20,000 (Osprey’s portion of a planned gross expenditure on phase I of $80,000).

Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

Exploration Expenditures	Due Date
$20,000	May 31, 2010 (paid)
$40,000	May 31, 2011
$60,000

B.	Make annual payments of $25,000, commencing May 31, 2012, as long as the Company holds any interest in the claim as prepayment of the net smelter royalty.

C.	Issue 1,000,000 shares of Osprey Ventures, Inc. upon completion of a phase I exploration program as recommended by a geologist.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2010

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

NOTE 5 – INCOME TAXES

As of February 28, 2010, the Company had net operating loss carry forwards of approximately $116,330 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 6 – CAPITAL STOCK

a)	Common Stock

In 2006 the Company issued 5,000,000 of its common stock at a price of $0.001 per share for proceeds of $5,000. The offering was made pursuant to section 4(2) of the United States Securities Act of 1933, as amended.

In 2007, the Company offered for sale 3,000,000 shares of its common stock at a price of $0.01 per share. The Company sold 2,200,000 shares for net proceeds of $22,000. The offering was made pursuant to Rule 903 of Regulation S of the Securities Act.

In late 2008 and early 2009, the Company took receipt of $92,000 in payment for 1,840,000 shares of its common stock at a price of $0.05 per share issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in China for a foreign entity. As a result, most of the funds became stale dated by mid 2009. It has taken a length of time to establish new banking relationships, get the funds reissued for deposit in North America and actually get the funds into the banking system; all the funds have now been received and have cleared both U.S. and Chinese banking systems. On January 15, 2010, the Corporation issued treasury orders regarding the issuance of 1,840,000 shares that were sold under the S-1 registration statement.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2010

NOTE 7 – SUBSEQUENT EVENTS

There are no subsequent events upon which to report. Subsequent events have been evaluated through the date of this financial report.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2010, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K.

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

Under the terms of the agreement, Jiujiang granted to Osprey the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement as follows:

(a)	Osprey, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2010 (paid);
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

To date we have paid $20,000 as our portion of the phase I exploration program which was finally commenced on February 15 and was concluded on March 3, 2010. We have not spent any money on research and development activities. Information about the claims was presented to a former director for review without any contractual obligations. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

The reader of this Report is directed to our Form 10-K Report for May 31, 2009, dated September 8, 2009, and our S-1 registration statement dated September 05, 2008, for further discussion of the property, mineral exploration in China, geology and other, more detailed, background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Gao Feng property to determine if there are commercially exploitable deposits of gold and silver.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We anticipated that our portion of phase I of the recommended geological exploration program would cost $30,000 of a total $120,000 planned expenditure with the balance being funded by Jiujiang based on the Report which is a reflection of local costs for the specified type of operation. Prior to the commencement of the work program, that expenditure was reduced to $80,000 with the decision to reduce the amount of diamond drilling planned for the first phase. We had $15,347 in cash reserves as of February 28, 2010. Accordingly, we will not be able to proceed to the second phase of the exploration program and carry on normal business operations without additional funding.

Phase I Exploration Program

Exploration will assist in the determination of whether gold exists on the property and if any which is found can be economically extracted and profitably processed. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

Phase II will not be carried out until 2011 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Osprey’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Yiu Yeung Lung James, our senior officer and director and Ma Cheng Ji, a director.

At present, we have no employees, other than Messrs. Yiu and Ma. On January 01, 2009, we entered into a Management Services Agreement with Yiu Yeung Lung James, our President and a director, to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month for a one year period (approximately US $650 per month). On December 31, 2009, Mr. Yiu elected not to renew the agreement as the result of our inability to generate the cash flow required. Mr. Ma does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We retained Gao Feng-Lin as senior geological consultant for the first phase exploration program.

Offices

Our offices are located at Unit 905, 9th Floor, Two Chinachem Exchange Square, 338 Kings Road, North Point, Hong Kong. Currently, these facilities are provided to us by Yiu Yeung Lung James, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged at cost on a quarterly basis.

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

Results of Operations

Osprey was incorporated on May 17, 2006; comparative periods for the quarters and nine month periods ended February 28, 2010, and February 28, 2009, and from May 17, 2006 (inception), through February 28, 2010, are presented in the following discussion.

Since inception, we have used our common stock, an advance from a related party and promissory notes from related parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to February 28, 2010, was $130,864 as a result of proceeds received from sales of our common stock ($119,000), an advance from a former director ($5,000 excluding interest payable) and the non-repaid proceeds to date from a line of credit we have been able to negotiate at an interest rate of 7.5% per annum ($7,129).

The Corporation did not generate any revenues from operations for the quarter or nine month period ended February 28, 2010. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended February 28, 2010 and February 28, 2009, was $0.

COMMON STOCK –Net cash provided by financing activities during the nine month period the amount was $92,000 all from the proceeds of the sale of 1,840,000 shares of common stock issued under our S-1 registration statement. For the same period in 2009, the amount was $0 (nil) and for the period from inception on May 17, 2006, through to and including February 28, 2010, the amount was $119,000 provided by the sale of common stock in 2006 and 2009. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three	Three	Nine	Nine	May 17,
	Months	Months	Months	Months	2006
	Ended	Ended	Ended	Ended	(inception)
	February	February	February	February	to February
	28, 2010	28, 2009	28, 2010	28, 2009	28, 2010
REVENUE	$-	$-	$-	$-	$-

EXPENSES
Bank charges	164	32	305	120	878
Loss on currency exchange	-	(1,495)	(3)	438	777
Interest expense on promissory note	189	242	742	367	1,518
Contributed administrative support	-	-	-	-	300
Exploration of resource property	20,000	-	20,000	-	20,000
Office	294	-	3,444	119	7,357
Organizational costs	-	-	-	-	300
Professional & consulting fees	12,015	906	19,054	9,195	54,372
Corporate services	-	-	-	-	5,000
Public relations	-	-	-	-	790
Registration and filing fees	863	-	2,067	3,143	6,095
Management fees	881	1,290	4,752	1,290	7,977
Transfer agent fees	5,675	-	5,675	-	5,675
Travel and meals	4,545	-	4,545	-	5,291

Total expenses	$44,626	$975	$60,581	$14,672	$116,330

SUMMARY – Total expenses were $44,626 in the quarter ended February 28, 2010, and $975 for the similar period in 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $60,581 and $14,672 respectively. A total of $116,330 in expenses has been incurred since inception on May 17, 2006, through February 28, 2010. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising. Costs were significantly higher in the quarter and nine month period under discussion as we commenced our business plan and ceased being inactive. Costs can be further subdivided into:

BANK CHARGES: Osprey incurred $164 in bank and related fees for the quarter ended on February 28, 2010, and $32 for the similar period in 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $305 and $120 respectively. From inception on May 17, 2006, we have incurred a total of $878 in bank charges. This cost category should generally have little variance between quarters and was slightly larger than normal this quarter as a result of fees incurred with receiving inbound wire deposits.

LOSS ON CURRENCY EXCHANGE: Osprey incurred no costs or gains in currency exchange in the most recent quarter ended on February 28, 2010, and gained $1,495 for the quarter ended February 28, 2009. For the nine month periods ended February 28, 2010 and February 28, 2009, the comparative values were a gain of $3 and a loss of $438 respectively. From inception on May 17, 2006, to February 28, 2010, we have incurred a total of $777 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTE AND LINES OF CREDIT: On March 25, 2008, a related party and former director advanced $5,000 to Osprey in the form of a promissory note which bears interest at the rate of 5%. On December 01, 2008, we were able to arrange a line of credit to pay for existing accounts payable through a related party which is charging 7.5% interest on amounts utilized. During this last quarter we incurred $189 for the interest due on those advances. During the similar period in 2009 there were $242 in such charges or accruals. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $742 and $367 respectively. From inception on May 17, 2006, we have incurred a total of $1,518 in interest payable on the advances. In the future this cost category will change based on whether there are advances or loans from related parties. The first note was due and payable on June 1, 2009, but has not been called for redemption. The line of credit was payable on December 01, 2009 but as of the date of this report the remaining balance of $7,129 has not been called for redemption. Each were paid in full subsequent to the end of the quarter under discussion.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter or nine month periods ended February 28, 2010 and 2009, while $0 was incurred in the three months and nine months periods ended on February 28, 2010 and 2009. A total of $300 has been incurred in the period from inception on May 17, 2006, to February 28, 2010. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

RESOURCE PROPERTY EXPLORATION EXPENSES: $20,000 for our portion of the costs pertaining to the phase I exploration program on our optioned exploration property, the Gai Feng gold property, were incurred in the quarter ended February 28, 2010, while no such expenses have been incurred in the past. This category of costs will vary based on overall exploration activity.

OFFICE EXPENSES: $294 in office costs were incurred in the quarter ended February 28, 2010, while $0 (nil) was incurred for the similar period in 2009. For the nine month periods ended February 28, 2010 and February 28, 2009, the comparative values were $3,444 and $119 respectively. For the period May 17, 2006 (inception), through February 28, 2010, a total of $7,357 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarter or nine month periods ended on February 28, 2010, and 2009. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL & CONSULTING FEES: Osprey incurred $12,015 in professional fees for the quarter ended on February 28, 2010, and $906 for the 2009 period. For the nine month periods ended February 28, 2010 and February 28, 2009, the comparative values were $19,054 and $9,195 respectively. From inception on May 17, 2006, we have incurred a total of $54,372 in professional fees mainly spent on legal, accounting and consulting matters in areas in which we were unfamiliar. This cost category will vary in spending depending on legal, accounting and new business activities.

COMPENSATION: No compensation costs were incurred for the quarter or nine month periods ended February 28, 2010, or 2009 and no direct compensation costs have been incurred since inception.

MANAGEMENT SERVICES: On January 01, 2009, we entered into a Management Services Agreement with James Yiu, our President and a director, to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month (approximately US $665) for a one year period. Osprey incurred $881 in management service fees for the quarter ended on February 28, 2010, and $1,90 for the similar period in 2009. For the nine month periods ended February 28, 2010 and February 28, 2009, the comparative values were $4,752 and $1,290 respectively. From inception on May 17, 2006, we have incurred a total of $7,977 in management service fees. As result of our inability to generate revenues in the foreseeable future, Mr. Yiu elected to not renew the Agreement.

CORPORATE SERVICES: Osprey incurred $0 in corporate service fees for the quarter and nine month periods ended on February 28, 2010 and 2009. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: Osprey incurred $0 in public relations and related costs for the quarters and nine month periods ended on February 28, 2010, and 2009. From inception on May 17, 2006, we have incurred a total of $790 in public relations fees.

REGISTRATION AND FILING FEES: Osprey incurred $863 in registration and filing fee expenses for the quarter ended on February 28, 2010, and $$0 (nil) for the similar period in 2009. For the nine month periods ended February 28, 2010 and February 28, 2009, the comparative values were $2,067 and $3,143 respectively. From inception on May 17, 2006, we have incurred a total of $6,095 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual and quarterly reports on EDGAR as well as the cost of the filing of general meeting information therein.

TRAVEL AND MEAL EXPENSES: $4,545 was spent in travel and meal costs in the quarter and nine month periods ended on February 28, 2010 while $0 (nil) was spent in the corresponding periods for 2009. For the period May 17, 2006 (inception), through February 28, 2010, a total of $5,291 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period ended February 28, 2010, $67,569 in net cash was used while $26,241 was used for the similar period in 2009. A total of $115,517 in net cash has been used for the period from inception on May 17, 2006, to February 28, 2010.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2009 – 2010 or from the date of inception.

During the nine month period under review, Osprey took receipt of $92,000 in payment for 1,840,000 shares of its common stock issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in that country being a foreign entity. As a result, most of the funds became stale dated in 2009 and it has taken a length of time to establish new banking relationships in the United States, get the funds reissued for deposit in North America and actually get the funds into the banking system. As of the date of this report Osprey has 9,040,000 common shares issued and outstanding.

Osprey continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Osprey believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2010, with the proceeds of our S-1 offering which raised $92,000. As of February 28, 2010, we had $2,970 in working capital.

For the balance of the current fiscal year to May 31, 2010, we will concentrate our efforts on a review of the phase I work on our optioned mineral property. Following industry trends and demands we are also considering the acquisition of other properties and projects of merit. A new public offering would be needed during a subsequent period to do so.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009 – 2010. Management projects that we may require up to $130,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	50,000
Working Capital	45,000
Total	$130,000

As at February 28, 2010, we had a working capital surplus of $2,970. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter and nine month periods ended February 28, 2010, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and lines of credit to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to February 28, 2010, was $130,864 as a result of gross proceeds received from sales of our common stock (less offering costs) ($119,000), an advance in the form of a promissory note from a related party ($5,000) and the proceeds to date that remain unpaid from a line of credit we have negotiated ($7,129).

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2006 for cash consideration of $5,000. We issued 2,200,000 shares of common stock through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In the nine month period under review we issued 1,840,000 shares of common stock under our S-1 registration statement which became effective on September 18, 2008, and which were sold in early 2009 at a price of $0.05 for cash consideration of $92,000 to a total of 35 placees.

As of February 28, 2010, our total assets consisted entirely of cash in the amount of $15,347 and $1,500 in prepaid expenses while our total liabilities were $13,877. Working capital stood at $2,970.

For the quarter ended February 28, 2010, the net loss was $44,626 ($0.01 per share) while for February 28, 2009, the net loss was $975 ($0.001 per share) For the nine month periods ended February 28, 2010 and February 28, 2009, the comparative values were $60,581 ($0.01 per share) and $14,672 ($0.002 per share) respectively. The loss per share was based on a weighted average of 8,099,556 common shares outstanding for the current quarter and 7,200,000 for the nine month period and 7,996,557 shares outstanding at February 28, 2010 and 7,200,000 outstanding for 2009. The net loss from May 17, 2006 (inception), to February 28, 2010, is $116,330.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2010. Inflation is moderately higher than it was during 2009 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended February 28, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Osprey had 9,040,000 shares of common stock issued and outstanding as of the date of this report. Of these shares, approximately 5,000,000 shares are held by affiliates of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933.

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

Item 4. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to February 28, 2010, was $130,864 as a result of proceeds received from sales of our common stock, an advance from a related party and lines of credit / promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

Bank Charges	878
Loss on currency exchange	777
Interest on promissory note	1,518
Contributed administrative support	300
Exploration of resource property	20,000
Management service fees	7,977
Office	7,357
Organizational costs	300
Professional fees	54,372
Corporate services	5,000
Public relations	790
Registration and filing fees	6,095
Transfer agent services & fees	5,675
Travel and meals	5,291
Total Use of Proceeds to February 28, 2010	$116,330

Common Stock

During the nine -month period ended February 28, 2010, 1,840,000 shares of common stock were issued under a previously effective S-1 registration statement. As of February 28, 2010, and the date of this report, there were 9,040,000 shares issued and outstanding.

Options

No options were granted during the three month period ending February 28, 2010.

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

Reports on Form 8-K filed during the quarter ended February 28, 2010: Nil

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

Date: April 14, 2010.

BY:	/s/ “Yiu Yeung Lung James”

YIU YEUNG LUNG JAMES, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors

BY:	/s/ “Ma Cheng Ji”

MA CHENG JI, Member of the Board of Directors