Form 10-K
period 2010-05-31
Osprey Ventures, Inc.
filed 2010-08-12
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-54008

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 905, 9 Floor, Two Chinachem Exchange Square
338 Kings Road, North Point, Hong Kong	__________________
(Address of principal executive offices)	(Zip Code)

Issuer’s U.S. telephone number: (888) 755-9766
Issuer’s Web site: www.osprey-ventures-inc.com
Issuer’s email address: ospreyventures@gmail.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act
Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ]   No [X].

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]    No [   ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 9,040,000 common shares at $0.05* = $452,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 9,040,000 common shares issued and outstanding as of the date of this report.

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

S-1 Registration Statement dated September 05, 2008 including audited financial statements to May 31, 2009; Exhibit 3.1 (Articles of Incorporation) dated May 17 2006 filed as an exhibit to Osprey’s Form S-1; Exhibit 3.2 (Bylaws) dated May 31 2006 filed as an exhibit to Osprey’s Form S-1; Exhibit 10.1 (Option To Purchase And Royalty Agreement between Osprey Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company) dated April 22 2007 filed as an exhibit to Osprey’s Form S-1; Exhibit 10.2 (Code Of Business Conduct & Ethics and Compliance Program) dated April 22 2007 filed as an exhibit to Osprey’s Form S-1; Exhibit 10.3 (First Amendment to Option to Purchase and Royalty Agreement) dated May 15 2010 filed herewith; Annual General Meeting Proxy materials and Report to Shareholders dated November 2, 2009, for the AGM which was held on November 26, 2009; Form 8-K filed on July 23, 2010, announcing the resignation of Yiu Yeung Lung James as officer and director and the appointment of Ma Cheng Ji as sole officer of Osprey.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our” and “Osprey” mean Osprey Ventures, Inc. unless otherwise indicated.

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

PART I

Item 1.      Description of Business.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Suite 905, 9 Floor, Two Chinachem Exchange Square, 338 Kings Road, North Point, Hong Kong. Our telephone number in North America is (888) 755-9766. We can also be contacted through e-mail at ospreyventures@gmail.com.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the evaluation of initial exploration of the Gao Feng property of which the field work was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. Gao Fenglin, Senior Engineer, recommended a two-phase exploration program to properly evaluate the potential of the property and with C. Wong, Senior Engineer, carried out the first phase of the planned two-phase exploration program. Exploration will determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We and Jiujiang retained the services of the Jiujiang Geological Engineering Group Company, Gao Fenglin and C. Wong to carry out the first phase of the work program; we will assess the results of the program upon receipt of the report which is expected in July or August 2010.

Item 1A    Risk Factors

Risks Associated with Osprey Ventures, Inc., Our Financial Condition and Our Business Model

1. We are a exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on May 17, 2006 and we have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $132,800. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate operating revenues in the future or ever achieve profitable operations.

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

Under the terms of the option agreement, Osprey has the right to acquire a 25% interest in the right and title to the Gao Feng property upon incurring exploration expenses on the property of a minimum of $20,000 by May 31, 2010 (the field work portion of which we have completed and have fully paid our portion of the costs), incurring additional exploration expenses in the amount of $40,000 by May 31, 2011 and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2012. Failure by Osprey to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property. Should we lose the option to acquire an interest in the property, Osprey would cease operations.

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

7. Management will devote only a limited amount of time to Osprey’s business. Failure of our management to devote a sufficient amount of time to our business plan will adversely affect our success.

Because Mr. Ma Cheng Ji, our President and CEO, will be devoting only approximately 6 hours per week to our business plans, our business may suffer. As a result, exploration of the property may be periodically interrupted or suspended. Interruptions to, or suspension of, exploration may cause us to cease operations.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.      Properties

Our principal office is located at Suite 905, 9 Floor, Two Chinachem Exchange Square, 338 Kings Road, North Point, Hong Kong. Our North American telephone number is (888) 755-9766. Our principal office is provided by our senior officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

We hold the following property interest: a 25 percent interest in the Gao Feng Mining Property, a gold exploration and mining property, located in Jiangxi Province, China, approximately 1,000 miles west of Shanghai. We can acquire an interest in the property by making certain expenditures and carrying out exploration work.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Osprey.

Item 4.      Submission of Matters to a Vote of Security Holders

Our last Annual General Meeting was held on November 26, 2009,at which time stockholders approved the following actions:

1.	received the financial statements of the Corporation for its financial year ended May 31, 2009, together with the report of the independent auditors thereon;
2.	fixed the number of directors at two for the coming year;
3.

elected two directors, James Yiu Yeung Lung and Ma Cheng Ji, to serve until the next Annual General Meeting of Shareholders or until his respective successor(s) is/are elected or appointed; subsequent to the end of the fiscal year, Mr. James Yiu Yeung Lung, on July 23, 2010, resigned as an officer and director to better pursue other business interests – as of that date Mr. Ma Cheng Ji became our sole director and officer;

4.	ratified the appointment of M&K CPAs, PLLC, of Houston, Texas to act as independent certifying accountants and auditors of the Corporation for the financial year ended May 31, 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are not quoted or traded on any electronic or other trading system. There is no public market for our common shares.

Our common shares are issued in registered form through Madison Stock Transfer, Inc. of 1688 East 16th Avenue, Suite 7, Brooklyn, NY 11229-0145 which is our stock transfer agent. They can be contacted by telephone at (718) 627-4453 and by facsimile at (718) 627-6341.

On May 31, 2010, the shareholders' list of our common shares showed 45 registered shareholders holding 9,040,000 shares; there are no shares held by broker-dealers. There are 9,040,000 shares outstanding.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Wyoming on May 17, 2006 as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Suite 905, 9 Floor, Two Chinachem Exchange Square, 338 Kings Road, North Point, Hong Kong. Our U.S. telephone number is (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

Under the terms of the agreement, Jiujiang granted to Osprey the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)	Osprey, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2010 (paid and field work completed on March 3, 2010);
b)

Osprey, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US$60,000 on or before May 31, 2011;

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

To date we have advanced $20,000 for the implementation of phase I of the planned exploration program, the field work of which has been completed; the final report with recommendations as to phase II will not be available until July or August, 2010. We have not spent any money on research and development activities. Information regarding the property was presented to our former President for review without any contractual obligations.

Gao Fenglin, Senior Engineer, Jiangxi Geological Engineering Group Company, Jiujiang Branch, authored the “Report of Exploration at the Gao Feng Gold Property” dated March 23, 2009 (the “Report”), in which his firm recommended a two-phase exploration program to properly evaluate the potential of the property. Gao Fenglin graduated from Guangzhou Geosciences Institute with the approximate educational equivalency of a U.S. geological engineer. He has practiced his profession as an exploration geologist for more than 20 years.

Phase I Exploration Program

Exploration will assist in the determination of whether gold exists on the property and if any which is found can be economically extracted and profitably processed. We retained Gao Fenglin, Senior Engineer and C. Wong, Senior Engineer, to complete the phase I field program and to write a report on the results of that work and to make specific recommendations as to a phase II program, if warranted. We are currently awaiting the report of the first phase. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

Initially, we ran a grid over the entire property and reviewed maps of the results of past reported geological and geochemical programs correlating all past information to our grid; then we completed a geological survey to evaluate certain specific targets previously identified. The work established a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline and then related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations are being tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We will then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until 2010 or 2011 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in reporting the results of phase I. The second phase may require up to six weeks work and may cost up to $200,000 in total (Osprey’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Results of Operations

		Year Ended
		May 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$77,051		$21,286
Net Profit (Loss)		$(77,051)		$(21,286)

COMMON SHARES: Since inception we have used common stock, notes payable and an advance from a related party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the current fiscal year ended May 31, 2010 was $90,959. In the fiscal year ended May 31, 2010, $112,000 cash was provided by financing activities as the result of the deposit of $92,000 received from the sale of shares under our S-1 registration statement and a $20,000 advance from a related party. Net cash provided by financing activities from inception on May 17, 2006 was $139,000 ($119,000 as proceeds received from sales of our common stock and $20,000 as an advance from an officer through a wholly owned corporation).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2010 and 2009 are outlined in the table below:

	Year Ended May 31
	2010	2009
Banking and Related Charges	$337	$153
Loss on Currency Exchange	(3)	426
Interest Expense on Promissory Note & Advances	868	730
Exploration Activities	20,000	0
Consulting	15,000	0
Professional Fees	13,952	12,605
Office Expenses	8,334	119
Management Fees	4,752	3,225
Registration and Filing Fees	2,895	4,028
Transfer Agent	5,975	0
Travel and Meals	4,941	0
TOTAL	$77,051	$21,286

Operating expenses for the year ended May 31, 2010, increased by 262% compared to the similar period in 2009. During the past year we commenced our business plan and started the exploration work on our optioned mineral property. Consulting services were incurred for our future development and we formally retained a transfer agent with the related attendant expenses.

During the year ended May 31, 2010, Osprey incurred operating expenses of $77,051 as compared to $21,286 for the prior year and a total of $132,800 for the period from inception on May 17, 2006, to May 31, 2010. The costs incurred can be further subdivided into the following categories.

BANKING AND RELATED CHARGES: $337 in banking and related charges were incurred in the current fiscal year while $153 was incurred for the year ended May 31, 2009. For the period May 17, 2006 (inception) through May 31, 2010 Osprey has incurred a total of $910 on such expenses.

LOSS ON CURRENCY EXCHANGE: Osprey incurred a $3 gain in currency exchange for the year ended May 31, 2010, and lost $426 for the year ended May 31, 2009. From inception on May 17, 2006, to May 31, 2010, we have incurred a total of $777 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTES AND ADVANCES: On April 16, 2010, a director, through a wholly owned corporation loaned $20,000 to Osprey in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2011. $868 in interest costs regarding notes payable and advances from officers and other related parties which had been arranged in prior fiscal years as well as the referenced advance were incurred in the current fiscal year; $730 was incurred for the period ended May 31, 2009. All other advances and loans were paid in full, including accrued interest, prior to the end of the year. For the period May 17, 2006 (inception) through May 31, 2010 Osprey has incurred a total of $1,644 on such expenses.

PROFESSIONAL FEES: Osprey incurred $13,952 in professional fees for the fiscal year ended on May 31, 2010, and $12,605 in the previous fiscal year. From inception to May 17, 2006, we have incurred $49,270 in professional fees mainly spent on legal, consulting and accounting matters. This expense category will vary depending on corporate capital raising activities.

OFFICE EXPENSES: $8,334 in office costs were incurred in the past year. By comparison, $119 was incurred for previous fiscal year ended May 31, 2009. For the period May 17, 2006 (inception), through May 31, 2010, a total of $12,247 has been spent on office related expenses. Office costs increased in the most recent year as we completed the filing of our S-1 registration statement and related issuance of shares and commenced our business plan with the field work on the phase I exploration program for the Gao Feng mineral property.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2010, we entered into a management services agreement with James Yiu, our former senior officer and director to manage the affairs of Osprey through the payment of HK $5,000 per month (approximately US $645) for a one year period. $4,752 in management fee costs were incurred in the current fiscal year while $3,225 was incurred for the year ended May 31, 2009. For the period May 17, 2006 (inception) through May 31, 2010, Osprey has incurred $7,977 on such expenses. On December 31, 2009, Mr. Yiu elected not to renew the agreement as the result of our inability to generate the cash flow required to sustain such an expense.

REGISTRATION AND FILING FEES: We incurred $2,895 in registration and filing fees for the year ended May 31, 2010, and $4,028 for the year ended May 31, 2009. For the period May 17, 2006 (inception), through May 31, 2009, $6,923 was recorded for such costs. This category will vary from year to year dependent on the filing activities of the Company with various regulators.

CORPORATE SERVICES: No corporate service costs were incurred for the years ended May 31, 2010, or 2009. For the period May 17, 2006 (inception), through May 31, 2010 Osprey has spent a total of $5,000 on such expenses.

CONTRIBUTED EXPENSES: No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2010, or 2009. For the period May 17, 2006 (inception), through May 31, 2010, a total of $300 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

The Corporation’s first president periodically contributed administrative services to the Corporation for the period from inception up to and including May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed.

CONSULTING FEES: We incurred $15,000 in consulting fees for the year ended May 31, 2010, and $0 (nil) for the year ended May 31, 2009. For the period May 17, 2006 (inception), through May 31, 2009, $15,000 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities. During the past year the fees were incurred mainly for advice on potential acquisitions and listing and quotation service options available to Osprey.

PUBLIC RELATIONS: Osprey incurred $0 in public relations and related costs for the years ended on May 31, 2010, and 2009. From inception on May 17, 2006, we have incurred a total of $790 in public relations fees.

RESOURCE PROPERTY EXPLORATION EXPENSES: $20,000 for our portion of the costs pertaining to the phase I exploration program on our optioned exploration property, the Gao Feng gold property, were incurred in the year ended May 31, 2010, while no such expenses were incurred in the past. From inception on May 17, 2006, we have incurred a total of $20,000 in resource property exploration expenses. This cost category will vary based on overall exploration activity.

TRAVEL AND MEAL EXPENSES: $4,941 was spent in travel and meal costs in the year ended on May 31, 2010, while $0 (nil) was spent in the corresponding period for 2009. For the period May 17, 2006 (inception), through February 28, 2010, a total of $5,687 has been spent on travel and meal expenses.

TRANSFER AGENT FEES: $5,975 was spent on transfer agent costs and attendant expenses in the year ended on May 31, 2010, while $0 (nil) was spent in the corresponding periods for 2009. For the period May 17, 2006 (inception), through May 31, 2010, a total of $5,975 has been spent on transfer agent expenses.

RESEARCH AND DEVELOPMENT: Osprey has not incurred any expenses for research and development since inception on May 17, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2009 - 2010 or from the date of inception.

At the end of the current fiscal year, May 31, 2010, and as of the date of this report, Osprey had 9,040,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital
	At May 31,	At May 31,
	2010	2009
Current Assets	$10,126	$96
Current Liabilities	$23,626	$28,545
Working Capital	$(13,500)	$(28,449)

Cash Flows
	At May 31,	At May 31,
	2010	2009
Net Cash Used in Operating Activities	$(82,129)	$(27,557)
Net Cash Provided by (Used In) Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$90,959	$16,044
Increase (Decrease) In Cash During The Period	$8,830	$(11,513)

As of May 31, 2010, our company had a working capital deficit of $13,500.

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to May 31, 2010, was $139,000 as a result of proceeds received from the sale of our common stock and advances from officers and related parties. During that same period, the following table indicates how those proceeds have been spent to date:

Banking and Related Charges	$910
Loss on Currency Exchange	777
Interest Expense on Promissory Note & Advances	1,644
Exploration Activities	20,000
Consulting	15,000
Professional Fees	49,270
Office Expenses	12,247
Organizational Costs	300
Management Fees	7,977
Registration and Filing Fees	6,923
Corporate Services	5,000
Public Relations	790
Transfer Agent	5,975
Travel and Meals	5,687
Total Use of Proceeds to May 31, 2010	$132,500

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 - 2011. Management projects that we may require $150,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	50,000
Working capital	50,000
Total	$150,000

As at May 31, 2010, we had a working capital deficit of $13,500. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through private placements of our stock or prospectus offerings, loans or advances from officers, directors and shareholders and the possible sale of part of our interest in our optioned mineral property. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2010.

Financial Instruments
At May 31, 2010, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2010, and for the period May 17, 2006 (date of inception), through May 31, 2010, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

Income Taxes
The Company has adopted ASC Topic “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar and where necessary the accounts of the Company’s foreign operations have been translated into United States dollars in accordance with ASC Topic “Foreign Currency Translation”. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ deficit.

Fair Value of financial Instruments.
ASC disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

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

Recent Accounting Pronouncements

ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” became effective on September 15, 2009. This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded and, accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds” which is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” which amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In June 2009, ASC Topic “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, the entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic was effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

Effective June 30, 2009, we adopted a new accounting standard related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on our financial statements.

In May 2009, ASC Topic “Subsequent Events” was issued which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The topic also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The topic is effective for interim and annual periods ending after June 15, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events were reviewed through the date the financial statements were issued. See note 8 for events occurring subsequent to May 31, 2010.

In December 2007, ASC Topic “Business Combinations” was issued. The objective of this statement significantly changes the accounting for business combinations. An acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective on October 1, 2009. The adoption of this topic did not have a material impact on the Company's consolidated results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm by M&K CPAs, PLLC, for the audited financial statements for the year ended May 31, 2010, is included herein immediately preceding the audited financial statements.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the fiscal years ended May 31, 2010, and May 31, 2009, and
Inception on May 17, 2006, to May 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Osprey Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Osprey Ventures, Inc. (An Exploration Stage Company) as of May 31, 2010 and May 31, 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period May 17, 2006 (inception), through May 31, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period May 16, 2006 (inception), through May 31, 2010, include total revenues of $0 and a net loss of $132,800. Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period May 17, 2006 (inception), through May 31, 2008, insofar as it relates to amounts for prior periods through May 31, 2008, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osprey Ventures, Inc. as of May 31, 2010 and 2009, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 9, 2010

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	May 31, 2010	May 31, 2009

ASSETS

CURRENT ASSETS
Cash	$8,926	$96
Prepaid expenses	1,200	-
TOTAL ASSETS	$10,126	$96

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a former officer	$-	$5,000
Due to an officer and director	20,000	3,225
Due to a related party	-	16,041
Accounts payable and accrued liabilities	3,626	4,276

TOTAL LIABILITIES	23,626	28,545

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Notes 4 and 6)
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 9,040,000 and 7,200,000 shares of common stock at May 31, 2010, and 2009, respectively	9,040	7,200
Additional paid-in capital	110,260	20,100

Deficit accumulated during the exploration stage	(132,800)	(55,749)
Total stockholders’ equity (deficit)	(13,500)	(28,449)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,126	$96

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			results of
			operations from
	Twelve Months	Twelve Months	May 17, 2006
	ended	ended	(inception) to
	May 31, 2010	May 31, 2009	May 31, 2010

EXPENSES

Bank charges	$337	$153	$910
Loss on currency exchange	(3)	426	777
Interest expense on promissory notes / advances	868	730	1,644
Contributed administrative support (note 4)	-	-	300
Consulting	15,000	-	15,000
Office	8,334	119	12,247
Organizational costs	-	-	300
Professional fees	13,952	12,605	49,270
Corporate services	-	-	5,000
Public relations	-	-	790
Registration and filing fees	2,895	4,028	6,923
Management fees	4,752	3,225	7,977
Transfer Agent	5,975	-	5,975
Exploration of mineral resource property	20,000	-	20,000
Travel and meals	4,941	-	5,687

Total expenses	77,051	21,286	132,800

NET LOSS FOR THE PERIOD	$(77,051)	$(21,286)	$(132,800)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	7,885,589	7,200,000

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception May 17, 2006, to May 31, 2010

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 4)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (notes 4 and 6)	5,000,000	$5,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(5,000)	-	-

Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	5,000,000	5,000	-	(5,000)	(300)	(300)

Share Subscription Received	-	-	-	5,000	-	5,000

March 23, 2007 common stock sold in private placement offering ($0.01/ share) (note 6)	2,200,000	2,200	19,800	-	-	22,000

Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance, May 31, 2007	7,200,000	7,200	20,000	-	(12,402)	14,798

Net loss for the year ended May 31, 2009	-	-	100	-	(22,061)	(21,961)

Balance May 31, 2008	7,200,000	7,200	20,100	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2010	-	-	-	-	(21,286)	(21,286)

Balance, May 31, 2009	7,200,000	7,200	20,100	-	$(55,749)	$(28,449)

Common stock issued for cash at $0.001 per share – Mar 17, 2010 (note 6)	1,840,000	1,840	90,160	-	-	92,000

Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)

Balance May 31, 2010	9,040,000	$9,040	$110,260	$-	$(132,800)	$(13,500)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2010
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO MAY 31, 2010
(With comparative figures for the year ended May 31, 2009)

			Cumulative
			results of
			operations from
			May 17, 2006
	Year ended	Year ended	(inception) to
	May 31, 2010	May 31, 2009	May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(77,051)	$(21,286)	$(132,800)
Adjustments to reconcile net loss to net cash used in operating activities
- contributed administrative support by an officer (note 4)	-	-	300
- prepaid expenses	(1,200)	-	(1,200)
Changes in
- due to related parties	-	3,225	3,225
- accounts payable and accrued liabilities	(3,878)	(9,496)	401
NET CASH USED IN OPERATING ACTIVITIES	(82,129)	(27,557)	(130,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	92,000	-	119,000
Proceeds from issuance of related party notes payable (note 4)	20,050	16,044	41,091
Payments on related party notes payable	(21,091)	-	(21,091)

NET CASH PROVIDED BY FINANCING ACTIVITIES	90,959	16,044	139,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	8,830	(11,513)	8,926

CASH, BEGINNING OF PERIOD	96	11,609	-

CASH, END OF PERIOD	$8,926	$96	$8,926

There were no significant non-cash transactions from inception on May 17, 2006, to May 31, 2010

Supplemental cash flow information:
Cash paid for:

Interest	$868	$730	$1,644
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 1 – BASIS OF PRESENTATION

a)	Organization

Osprey Ventures, Inc. (the “Company”) was incorporated in the state of Wyoming on May 17, 2006, to engage in the acquisition, exploration and development of mineral resource properties. The Company is considered an exploration stage company as it has not generated revenues from its operations.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $132,800 for the period from May 17, 2006 (inception), to May 31, 2010, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost- effective basis.

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

Cash consists of cash on deposit with high quality major financial institutions and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits. For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at either May 31, 2010 or May 31, 2009.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and loans from related parties. At May 31, 2010, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Mineral interest acquisition costs and related interest & financing costs may be deferred until the property is placed into production, sold or abandoned. These costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

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

Basic net loss per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At May 31, 2010, and May 31, 2009, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

g)	Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic, “Accounting for Income Taxes”. which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities and losses carried forward using enacted tax rates in effect for the year in which the differences are expected to reverse.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Corporation currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $132,800 as of May 31, 2010, that will be offset against future taxable income; these operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

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

The Company accounts for stock-based compensation issued to employees based on ASC Topic “Share Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Topic does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It further requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the Topic includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at May 31, 2010, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

k)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

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

The Company is considered an exploration-stage company, having limited operating revenues during the period presented in compliance with ASC Topic “Accounting and Reporting of Development Stage Companies” which requires those companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things, Management has defined inception as May 17, 2006. Since inception, the company has incurred a net loss of $132,800. Much of this is related to professional fees and the first phase of exploration on our optioned mining property. Management has provided financial data since May 17, 2006 (inception), in the financial statements.

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In June 2009, ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This standard establishes the FASB Accounting Standards Codification(TM) (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (continued)

The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification is effective in the second quarter of the year ending May 31, 2010, and accordingly, the Annual Report on Form 10-K for the year ended May 31, 2010, and all subsequent public filings will reference the Codification as the sole source of authoritative literature. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds” which is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” which amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (continued)

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, ASC Topic 855, “Subsequent Events” was issued which established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements and requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because it impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 8 for disclosures regarding our subsequent events.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements and was effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the our consolidated results of operations or financial condition.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will become effective for the Company on January 1, 2011. The Company does not expect the impact of its adoption to be material to its financial statements.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 4 – RELATED PARTY TRANSACTIONS

In 2006, the Company issued a total of 5,000,000 shares of its restricted common stock to two directors (2,500,000 to each) for $5,000 ($.001/share).

On March 25, 2008, the Company’s secretary loaned the Company $5,000 in exchange for a promissory note. The note carried a five percent interest, matured on June 1, 2010, and was repaid in full on March 23, 2010, including accrued interest.

Officers contributed administrative services to the Company for certain periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services were reported as contributed administrative support with a corresponding credit to additional paid-in capital. No contributed administrative costs have been incurred in the current year to date.

On December 1, 2008, the Company entered into a line of credit with a related party to assist in the payment of debts. The line or credit bore interest at the rate of 7.5% per annum and was repaid in full, including accrued interest on March 23, 2010.

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

On April 16, 2010, a director of the Company, through a wholly owned corporation, loaned the Company $20,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on April 30, 2011. Accrued interest payable on the note was $126 at May 31, 2010.

NOTE 5 – MINERAL PROPERTY

In April, 2007, as amended on May 15, 2009, the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As at May 31, 2010 the Company had incurred $20,000 in costs in regards to the first phase exploration program on the optioned Gao Feng mineral property.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 5 – MINERAL PROPERTY (continued)

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

In 2006 the Company issued 5,000,000 of its common stock at a price of $0.001 per share for proceeds of $5,000. The offering was made pursuant to section 4(2) of the Securities Act.

In 2007, the Company offered for sale 3,000,000 shares of its common stock at a price of $0.01 per share. The Company sold 2,200,000 shares for net proceeds of $22,000. The offering was made pursuant to Rule 903 of Regulation S of the Securities Act.

In late 2008 and early 2009, the Company took receipt of $92,000 in payment for 1,840,000 shares of its common stock at a price of $0.05 per share issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in China for a foreign entity. As a result, most of the funds became stale dated by mid 2009. It took a length of time to establish new banking relationships, get the funds reissued for deposit in North America and deposited into the banking system; all the funds have now been received and have cleared both U.S. and Chinese banking systems. On January 15, 2010, the Corporation issued treasury orders regarding the issuance of 1,840,000 shares that were sold under the S-1 registration statement.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 6 – CAPITAL STOCK (continued)

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method prescribed by ASC Topic “Accounting for Income Taxes.” This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

In addition, effective June 1, 2007, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes, which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. ASC 740-10 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company did not record any transition adjustment as a result of the adoption of ASC 740-10.

The Company recognizes accrued interest and penalties related to potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of ASC 740-10. No penalties were recognized during fiscal 2010 or fiscal 2009.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $132,800 as of May 31, 2010, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

	May 31
	2010	2009
Accumulated Deficit	$132,800	$55,749
Statutory Rate	$34%	$34%
Income tax recovery at statutory rate	$45,152	$18,955
Less valuation allowance	(45,152)	(18,955)
Net deferred income tax asset	---	---

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Financial Statements
May 31, 2010

NOTE 8 – SUBSEQUENT EVENTS

On July 23, 2010, the Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee approved the resignation of Yiu Yeung Lung James as director and officer of the Corporation. Mr. Yiu is involved in other business ventures which do not allow adequate time to devote to the affairs of the Corporation’s business plan which have precipitated his resignation for Osprey. On the same day the Board of Directors approved the appointment of Ma Cheng Ji as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

There are no other subsequent events upon which to report. Subsequent events have been evaluated through the date of this financial report as being the latest practicable and most reasonable date for which to evaluate and include subsequent events in this report.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

On September 24, 2008, Mackay, LLP, Chartered Accountants (“Mackay”) resigned as our principal independent accountants. Mackay had been our principal independent accountants and had reported on the financial statements for the fiscal years ended May 31, 2007 and May 31, 2008.

The Company engaged M&K CPAs, PLLC, of Houston, Texas (“M&K”) to assume the role of its new principal independent accountants. Osprey signed the M&K engagement letter on September 19, 2008, after M&K completed its internal procedures related to new client acceptance.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of May 31, 2010, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2010, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of May 31, 2010, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses. management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2010, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Ma Cheng Ji	Chief Executive Officer Chief Operating Officer Chief Financial Officer Director	63	September 13, 2008

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our former president, Mr. Yiu, spent approximately 10% of his time (approximately 6 hours per week) on the affairs of Osprey. For the coming year, it is anticipated that Mr. Ma’s time commitment and requirement will remain approximately the same. Mr. Ma is the Managing Director of Jiujiang and has spent approximately 25% of his time (15 hours per week) on its affairs.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

(Jack) Ma Cheng Ji, Director

Mr. (Jack) Ma Cheng Ji our President, Secretary, Treasurer, Chief Executive and Chief Financial Officer and sole director (as of July 23, 2010, and is the Managing Director of Jiujiang Gaofeng Mining Industry Company, a production and exploration mining company focused in the Central China region (Osprey’s optioned mineral property in China is owned and operated by Jiujiang). Mr. Ma is also the President of Shanghai Trust Investment Consultant Co., Ltd, where he specializes in research and analysis of Asian public equity markets; he also provides management consultation to both public and private enterprises. Mr. Ma graduated in 1961 with a Bachelor’s degree in publishing from Shanghai Publishing College and received a postgraduate degree in comparative literature from Japan University in Tokyo in 1989. He is also a director of Biopack Environmental Solutions – OTC-BB “BPAC”.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors & greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

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

Code of Ethics

Our board of directors on April 22, 2008, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program was filed as an exhibit to our Form S-1 filed with the SEC on September 05, 2008.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an ‘audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Web Site

Osprey maintains a Web site at “osprey-ventures-inc.com” and e-mail at “ospreyventures@gmail.com”.

Item 11. Executive Compensation

(a) General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2010, and 2009; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2010, and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

	Fiscal					Options
Name and	Year			Stock	Securities	Awards (Value	Total
Principal	Ended			Awards	Underlying	of Options) ($)	Compen-
Position	May 31	Salary	Bonus	($)	Options	(5)	sation
James Yiu Yeung Lung President & Director	2010	$4,752	$0	$0	Nil	$0	$0
James Yiu Yeung Lung Pres. & Dir.	2009	$3,225	$0	$0	Nil	$0	$0
Bruce Jackson President & Director	2008	$0	$0	$0	Nil	$0	$0

Effective January 31, 2009, Osprey entered into a Management Services Agreement with Mr. James Yiu Yeung Lung at a rate of HK $5,000 per month (approximately US $645) whereby he provided management and financial consulting services to Osprey. During the current fiscal year he received $4,752 under that agreement. There are no other plans to additionally compensate him in the near future, unless and until we begin to realize revenues and become profitable in our business. That agreement was terminated on December 31, 2010, as a result of our inability to develop the necessary cash flows to fund the expense. The fair market value of the 5,000,000 shares of Osprey originally issued to Messrs.

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

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
Common stock	James Yiu Yeung Lung Suite 905, 9 Floor, 338 Kings Road, North Point, Hong Kong	2,500,000 Beneficial Owner	27.7%

Common stock	Ma Cheng Ji Ste. 706 - No. 1277 Ding Xi Road Shanghai, China 200050	2,500,000 Beneficial Owner	27.7%

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

[3]	As of May 31, 2010, and the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report. as of which there were 9,040,000 shares of our common stock issued and outstanding.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Osprey. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

	Name and Address of Beneficial Owner [1]	Amount & Nature of	Percentage
Title of Class	[3]	Beneficial Ownership [2]	of Class
Common stock	Ma Cheng Ji Ste. 706 - No. 1277 Ding Xi Road Shanghai, China 200050 Director and officer since Sept. 13, 2009	2,500,000	27.7

[1]	As of May 31, 2010, and the date of this report.
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

The directors, officers and other members of management of Osprey, as a group, beneficially own, directly or indirectly, 5,000,000 of our common shares, representing 55.3% of the total issued and outstanding securities of Osprey as of May 31, 2010, and the date of this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction or proposed transaction since the year ended May 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the current fiscal year ended May 31, 2010, and for fiscal year ended May 31, 2009, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2010	May 31, 2009
Audit Fees	$4,500	$3,000
Audit Related Fees	$4,950	$7,146
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,450	$10,146

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2010, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $9,450 as compared to $10,146 for the similar period of the preceding fiscal year and for the period from inception on May 17, 2006, to May 31, 2010, the amount was approximately $21,550.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2009, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 (nil) and $0 (nil) for the similar period last year and for the period from inception on May 17, 2006, to May 31, 2010, the amount was approximately $0 (nil).

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2010, and 2009 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on May 17, 2006, to May 31, 2010, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2010 and 2009 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on May 17, 2006, to May 31, 2010, the amount was $0.

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

10.2	Code of Business Conduct & Ethics and Compliance Program (incorporated by reference from our Report on Form S-1 filed on September 05, 2008)
10.3

First Amendment to Option to Purchase and Royalty Agreement) between Osprey Ventures, Inc. and Jiujiang Gao Feng Mining Industry Limited Company dated May 15, 2009 incorporated by reference from our Annual Report on Form 10K filed on August 29, 2009

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of Ma Cheng Ji as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of Ma Cheng Ji as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of Ma Cheng Ji as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 906 Certification - Certification of Ma Cheng Ji as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSPREY VENTURES, INC.
(Registrant)

By:	/s/ “Ma Cheng Ji”
Ma Cheng Ji, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)
Date:	August 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Ma Cheng Ji”
Ma Cheng Ji, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)
Date:	August 12, 2010