Form 10-Q
period 2010-08-31
Osprey Ventures, Inc.
filed 2010-10-14
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended AUGUST 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number: 000-54008

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8 Hart Avenue, 15 Floor, Flat D, Tsim Sha Tsui, Kowloon,
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 90,400,000 shares of Common Stock as of the date of this report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $40,804,000 based on the last reported sales price on the OTC Bulletin Board on that date. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format. Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
For the quarter ended AUGUST 31, 2010

BALANCE SHEETS AS OF AUGUST 31, 2010 (UNAUDITED), AND MAY 31, 2010.

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2010 (UNAUDITED), AND AUGUST 31, 2009 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2010 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2010 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2010 (UNAUDITED), AND AUGUST 31, 2009 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2010 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED).

OSPREY VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
AS OF AUGUST 31, 2010, AND MAY 31, 2010

	August 31, 2010	May 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$657	$8,926
Prepaid expenses	1,100	1,200
TOTAL ASSETS	$1,757	$10,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to an officer and director (Note 3)	$20,000	$20,000
Goldfields Option payable	300,000	-
Accounts payable and accrued liabilities	1,278	3,626

TOTAL LIABILITIES	321,278	23,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 7) Authorized 800,000,000 shares of common stock, $0.001 par value , Issued and outstanding 90,400,000 shares of common stock	90,400	90,400
Additional paid-in capital	28,900	28,900
Deficit accumulated during the exploration stage	(438,821)	(132,800)
Total stockholders’ equity (deficit)	(319,521)	(13,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,757	$10,126

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010, AND AUGUST 31, 2010,
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2010
(Unaudited)

	Three Months	Three Months	May 17, 2006
	Ended	Ended	(inception) to
	August 31, 2010	August 31, 2009	August 31, 2010

REVENUE	$-	$-	$-

Total revenue	-	-	-

EXPENSES

Bank charges	-	98	910
Loss on currency exchange	-	-	777
Interest expense – promissory note/advance	252	363	1,896
Contributed administrative support (note 3)	-	-	300
Consulting	-	-	15,000
Office	-	-	12,247
Organizational costs	-	-	300
Professional fees	1,866	4,630	51,136
Corporate services	-	-	5,000
Public relations	-	-	790
Registration and filing fees	1,044	120	7,967
Management fees	-	1,935	7,977
Transfer agent	500	-	6,475
Exploration of mineral resource property	2,359	-	22,359
Goldfields Option costs	300,000	-	300,000
Travel and meals	-	-	5,687

Total expenses	306,021	7,146	438,821

NET LOSS FOR THE PERIOD	$(306,021)	$(7,146)	$(438,821)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	90,400,000	72,000,000

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2010 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	50,000,000	$50,000	$-	$-	$-	$50,000
- Share Subscription receivable	-	-	-	(50,000)	-	-(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000		5,000
March 23, 2007, common stock sold in private placement offering ($0.01/ share) (note 6)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended May 31, 2008	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	72,000,000	72,000	(44,700)	-	(55,749)	(28,449)

Common stock subscribed for cash at $0.05 per share under S-1 registration	18,400,000	18,400	73,600	-	-	92,000

Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)

Balance May 31, 2010	90,400,000	90,400	28,900	-	(132,800)	(13,500)

Net loss for the period ended August 31, 2010 (unaudited)	-	-	-	-	(306,021)	(306,021)

Balance August 31, 2010	90,400,000	$90,400	$28,900	$-	$(438,821)	$(319,521)

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010, AND AUGUST 31, 2009,
AND FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2010
(Unaudited)

			Cumulative results of
	Three Months	Three Months	operations May 17,
	Ended	Ended	2006 (inception), to
	August 31, 2010	August 31, 2009	August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(306,021)	$(7,146)	$(438,821)
Adjustments to reconcile net loss to net cash used in operating activities
- contributed administrative expense	-	-	300
Changes in:
- due to a related party	-	1,955	-
- due under Goldfields Option	300,000	-	300,000
- prepaid expense	100	-	(1,100)
- accounts payable and accrued liabilities	(2,348)	(408)	1,278

NET CASH USED IN OPERATING ACTIVITIES	(8,269)	(5,599)	(138,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	46,000	119,000
Principal payments on debt	-	(9,230)	(21,091)
Proceeds from issuance of notes payable	-	50	41,091

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	36,820	139,000

NET INCREASE (DECREASE) IN CASH	(8,269)	(31,221)	657

CASH, BEGINNING OF PERIOD	8,926	96	-

CASH, END OF PERIOD	$657	$31,317	$657

The accompanying notes are an integral part of these financial statements

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2010

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2010, as filed with the SEC on Form 10K and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April, 2007, the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, known as the Gao Feng property, in Jiangxi Province, east-central China. (see Note 4).

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $438,821 for the period from May 17, 2006 (inception), to August 31, 2010, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

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
August 31, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

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

Gao Feng Gold Property – Jiangxi Province, China

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2009, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As at August 31, 2010, the Company had paid for its portion of the first phase of a planned two-phase exploration program in the amount of $20,000 (Osprey’s portion of a planned gross expenditure on phase I of $80,000).

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

Mineral Property Interests – State of Nevada – U.S.A.

On August 23, 2010 we entered into three agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2010

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

  An option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada. TAC Gold has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty);

  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC Gold has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and

  A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Ladner County, Nevada for period of 12 months.

Pursuant to the terms of the above noted option agreements, we have assumed the obligations of TAC Gold under their option agreements with Minquest. In regards to the option agreement for the Belleville property, that consists of:

  Making payments in the aggregate amount of $190,000 in annual periodic payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement.

  Incurring exploration expenditures in the aggregate amount of $1,420,000 in annual amounts ranging from $100,000 to $400,000, to the seventh anniversary of the underlying option agreement.

In regards to the option agreement for the Goldfield West property, the assumed obligations consist of:

  Making payments in the aggregate amount of $280,000 in annual periodic payments ranging from $30,000 to $70,000, to the seventh anniversary of the underlying option agreement.

  Incurring exploration expenditures in the aggregate amount of $2,200,000 in annual amounts ranging from $200,000 to $500,000, to the seventh anniversary of the underlying option agreement.

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of the option agreements between them (700,000 shares in regards to the Belleville property and 1,000,000 shares in regards to the Goldfield West Property, periodically over the terms of the agreements). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of Osprey Venture shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the Canadian National Stock Exchange.

The schedule of payments, stock issuances & required property expenditures under the agreements is as follows

GOLDFIELD – OSPREY 35% INTEREST

Osprey must pay to TAC Gold $200,000 on date of execution (paid on September 14, 2010)
Osprey must pay to TAC Gold $100,000 by November 21, 2010

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2010

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

Osprey’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure

January 20, 2011	$7,000	TBD	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$98,000		$770,000

BELLEVILLE – OSPREY 70% INTEREST

Osprey’s Portion	70%		70%
Anniversary Date	Payment	Share Issuance	Property Expenditure

August 4, 2010	Paid by TAC	TBD	Paid by TAC
August 4, 2011	$14,000	TBD	$84,000
August 4, 2012	$21,000	TBD	$105,500
August 4, 2013	$21,000	TBD	$140,000
August 4, 2014	$28,000	TBD	$140,500
August 4, 2015	$35,000	TBD	$175,000
August 4, 2016	$0	TBD	$280,000

TOTALS	$133,000		$995,000

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2010

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2010

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (continued)

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

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2010

NOTE 6 – INCOME TAXES

As of August 31, 2010, the Company had net operating loss carry forwards of approximately $138,821 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 7 – CAPITAL STOCK

a)	Common Stock

In 2006 the Company issued 50,000,000 of its common stock at a price of $0.001 per share for proceeds of $5,000. The offering was made pursuant to section 4(2) of the United States Securities Act of 1933, as amended.

In 2007, the Company offered for sale 30,000,000 shares of its common stock at a price of $0.01 per share. The Company sold 22,000,000 shares for net proceeds of $22,000. The offering was made pursuant to Rule 903 of Regulation S of the Securities Act.

In late 2008 and early 2009, the Company took receipt of $92,000 in payment for 18,400,000 shares of its common stock at a price of $0.05 per share issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in China for a foreign entity. As a result, most of the funds became stale dated by mid 2009. It took a length of time to establish new banking relationships, get the funds reissued for deposit in North America and deposit the funds into the banking system. On January 15, 2010, the Corporation issued treasury orders regarding the issuance of 1,840,000 shares that were sold under the S-1 registration statement.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

NOTE 8 – SUBSEQUENT EVENTS

On September 8, 2010 the Corporation filed a Form 14C PRE giving notice that our Board of Directors, after careful consideration, has approved, subject to certain conditions, the following actions:

to amend our Articles of Incorporation to change the name of Osprey Ventures to “All American Gold Corp.” We refer to this action as the “name change”;

to amend our Articles of Incorporation to effect a 10-for-1 forward stock split of our issued and outstanding common stock. We refer to this action as the “forward stock split”; and

to amend our Articles of Incorporation to increase our authorized number of shares of common stock from 200 million shares to 800 million shares of common stock. We refer to this action as the “authorized stock increase”.

OSPREY VENTURES, INC.
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2010

NOTE 8 – SUBSEQUENT EVENTS (continued)

The corporate actions have been approved by our Board of Directors as a result of the company’s change of direction with the recent acquisition of certain mineral exploration properties in the United States.

Readers of these financial statements are directed to the Subsequent Event section of the 10K Report dated October 14, 2010, for further details and information in regards to the noted corporate actions and to our 14C Preliminary Information Statement filed with the SEC on September 8, 2010.

On September 10, 2010, we issued $200,000 in non-interest bearing convertible notes to a single creditor. All or any portion of the amounts due under the convertible notes, which mature on September 10, 2015, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of seventy five percent (75%) of our average closing bid prices for the ten trading days immediately preceding the date that we receive notice of conversion of the convertible notes.

The issuance of the convertible notes and the securities issuable upon conversion of the convertible notes was made pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The creditors are not a U.S. persons (as that term is defined in Regulation S).

The funds so derived from the convertible debenture were then used on September 14, 2010, to make the payment due to TAC Gold under the Goldfields option agreement in the amount of $200,000.

There are no other subsequent events upon which to report. Subsequent events have been evaluated through the date of this financial report.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks” on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Osprey is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the properties that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.

Foreign Currency and Exchange Rates

Dollar costs of Osprey’s property acquisition and planned exploration costs are in Chinese (Yuan) Renminbi (RMB) for its Chinese operations and in United States Dollars for our Nevada operations while management fees were in Hong Kong Dollars (HKD). For purposes of consistency and to express United States Dollars throughout this report, Chinese, including Hong Kong, currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.13 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2010, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 8 Hart Avenue, 15 Floor, Flat D, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number in North America is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our optioned properties or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Mining Projects Under Option

Gao Feng Gold Mining Property – Jiangxi, China

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

To date we have paid $20,000 as our portion of the phase I exploration program which was concluded on March 3, 2010. We have not spent any money on research and development activities. Information about the claims was presented to a former director for review without any contractual obligations. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

The reader of this Report is directed to our Form 10-K Report for May 31, 2010, dated August 12, 2010, and our S-1 registration statement dated September 05, 2008, for further discussion of the property, mineral exploration in China, geology and other, more detailed, background information on the optioned property.

Mineral Property Interests – State of Nevada – U.S.A. (with TAC Gold and Minquest)

On August 23, 2010, we entered into three agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

  An option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada. TAC Gold has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty);

  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC Gold has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and

  A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Ladner County, Nevada for period of 12 months.

Pursuant to the terms of the above noted option agreements, we have assumed the obligations of TAC Gold under their option agreements with Minquest. In regards to the option agreement for the Belleville property, that consists of:

  Making payments in the aggregate amount of $190,000 in annual periodic payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement.

  Incurring exploration expenditures in the aggregate amount of $1,420,000 in annual amounts ranging from $100,000 to $400,000, to the seventh anniversary of the underlying option agreement.

The schedule of payments, stock issuances & required property expenditures to be incurred by Osprey under the Belleville agreement is as follows

Osprey must pay to TAC Gold $200,000 on date of execution (paid on September 14, 2010)
Osprey must pay to TAC Gold $100,000 by November 21, 2010

Osprey’s Portion	70%		70%
Anniversary Date	Payment	Share Issuance	Property Expenditure

August 4, 2010	Paid by TAC	TBD	Paid by TAC
August 4, 2011	$14,000	TBD	$84,000
August 4, 2012	$21,000	TBD	$105,500
August 4, 2013	$21,000	TBD	$140,000
August 4, 2014	$28,000	TBD	$140,500
August 4, 2015	$35,000	TBD	$175,000
August 4, 2016	$0	TBD	$280,000

TOTALS	$133,000		$995,000

In regards to the option agreement for the Goldfield West property, the assumed obligations consist of:

  Making payments in the aggregate amount of $280,000 in annual periodic payments ranging from $30,000 to $70,000, to the seventh anniversary of the underlying option agreement.

  Incurring exploration expenditures in the aggregate amount of $2,200,000 in annual amounts ranging from $200,000 to $500,000, to the seventh anniversary of the underlying option agreement.

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of the option agreements between them (700,000 shares in regards to the Belleville property and 1,000,000 shares in regards to the Goldfield West Property, periodically over the terms of the agreements). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of Osprey Venture shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the Canadian National Stock Exchange.

The schedule of payments, stock issuances & required property expenditures to be incurred by Osprey under the Goldfields West agreement is as follows

Osprey’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure

January 20, 2011	$7,000	TBD	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$98,000		$770,000

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the evaluation of initial exploration of the Gao Feng property of which the field work was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. We and Jiujiang retained the services of the Jiujiang Geological Engineering Group Company, Gao Fenglin, Senior Engineer, and C. Wong, Senior Engineer, to carry out the first phase of the work program; we will assess the results of the program upon receipt of the report which is expected imminently. Gao Fenglin previously had recommended a two-phase exploration program to properly evaluate the potential of the property. Such exploration will determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

In regards to the Nevada options, we are planning on financing our immediately required expenditures through a convertible debenture and future financial requirements through a combination of equity financing, loans and other debt instruments. Our first priority will be to the Belleville Property.

We do not claim to have any ores or reserves whatsoever at this time on our optioned properties.

Employees

Initially, we intend to use the services of subcontractors on an as needed basis for exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Ma Cheng Ji, our senior officer and director.

At present, we have no employees, other than Mr. Ma. On January 01, 2009, we entered into a Management Services Agreement with Yiu Yeung Lung James, our former President and a director, to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 per month for a one year period (approximately US $650 per month). On December 31, 2009, Mr. Yiu elected not to renew the agreement as the result of our inability to generate the cash flow required. On July 22, 2010, the Board of Directors accepted the resignation of Mr. Yiu as director and officer of the Corporation. He is involved in other business ventures which did not allow adequate time to devote to the affairs of the Corporation’s business plan which precipitated his resignation. Mr. Ma does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Offices

Our offices are located at 8 Hart Avenue, 15 Floor, Flat D, Tsim Sha Tsui, Kowloon, Hong Kong. Currently, these facilities are provided to us by Ma Cheng Ji, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged at cost on a quarterly basis.

Risks

At present we do not know whether or not the properties contain commercially exploitable reserves of gold or any other valuable mineral. Also, the proposed expenditures to be made by us in exploration may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

In order to complete future phases of exploration we will need to raise additional funding. Even if the first phases of our exploration program are deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future operations.

Even if our exploration programs are successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the property (ies) into commercial production.

Results of Operations

Osprey was incorporated on May 17, 2006; comparative periods for the quarters ended August 31, 2010, and August 31, 2009, and from May 17, 2006 (inception), through August 31, 2010, are presented in the following discussion.

Since inception, we have used our common stock, an advance from a related party and promissory notes from related parties to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to August 31, 2010, was $139,000 as a result of proceeds received from sales of our common stock ($119,000) and an advance from a director ($20,000 excluding interest payable).

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2010. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended August 31, 2010 and August 31, 2009, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the three month period was $0 (nil). For the same period in 2009, the amount was $46,000 from the proceeds of the sale of 920,000 shares of common stock issued under our S-1 registration statement and for the period from inception on May 17, 2006, through to and including August 31, 2010, the amount was $119,000 provided by the sale of common stock in 2006 and 2009. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES
	Three Months	Three Months	May 17, 2006
	Ended August 31,	Ended August 31,	(inception) to
	2010	2009	August 31, 2010

REVENUE	$-	$-	$-

EXPENSES

Bank charges	-	98	910
Loss on currency exchange	-	-	777
Interest expense on promissory note	252	363	1,896
Contributed administrative support	-	-	300
Consulting	-	-	15,000
Office	-	-	12,247
Organizational costs	-	-	300
Professional fees	1,866	4,630	51,136
Corporate services	-	-	5,000
Public relations	-	-	790
Registration and filing fees	1,044	120	7,967
Management fees	-	1,935	7,977
Transfer agent fees	500	-	6,475
Exploration of resource property	2,359	-	22,359
Goldfield option costs	300,000	-	300,000
Travel and meals	-	-	5,687
Total expenses	$306,021	$7,146	$438,821

SUMMARY – Total expenses were $306,021 in the quarter ended August 31, 2010, and $7,146 for the similar period in 2009. A total of $438,821 in expenses has been incurred since inception on May 17, 2006, through August 31, 2010. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising. Costs can be further subdivided into:

BANK CHARGES: Osprey incurred $0 (nil) in bank or related fees for the quarter ended on August 31, 2010, and $98 for the similar period in 2009. From inception on May 17, 2006, we have incurred a total of $910 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: Osprey incurred no costs or gains in currency exchange in the quarters ended on August 31, 2010, and 2009. From inception on May 17, 2006, to August 31, 2010, we have incurred a total of $777 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTE AND LINES OF CREDIT: On April 16, 2010, a director, through a wholly owned corporation loaned $20,000 to Osprey in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2011. During the quarter we incurred $252 for the interest due on the advance. During the similar period in 2009 there were $363 in such charges or accruals. From inception on May 17, 2006, we have incurred a total of $1,896 in interest payable on advances. In the future this cost category will change based on whether there are advances or loans from related parties.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended August 31, 2010, and 2009. A total of $300 has been incurred in the period from inception on May 17, 2006, to August 31, 2010. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: We did not incur any consulting fees for the quarters ended August 31, 2010 or 2009. For the period May 17, 2006 (inception), through May 31, 2009, $15,000 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities.

OFFICE EXPENSES: No office costs were incurred in the quarters ended August 31, 2010, or 2009. For the period May 17, 2006 (inception), through August 31, 2010, a total of $12,247 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on August 31, 2010, and 2009. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: Osprey incurred $1,866 in professional fees for the quarter ended on August 31, 2010, and $4,630 for the 2009 period. From inception on May 17, 2006, we have incurred a total of $51,136 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: Osprey incurred $0 in corporate service fees for the quarters ended on August 31, 2010 and 2009. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: Osprey incurred $0 in public relations and related costs for the quarters ended on August 31, 2010, and 2009. From inception on May 17, 2006, we have incurred a total of $790 in public relations fees.

REGISTRATION AND FILING FEES: Osprey incurred $1,044 in registration and filing fee expenses for the quarter ended on August 31, 2010, and $120 for the similar period in 2009. From inception on May 17, 2006, we have incurred a total of $7,967 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2009, we entered into a management services agreement with James Yiu, our former senior officer and director to manage the affairs of Osprey through the payment of HK $5,000 per month (approximately US $645). No management fee costs were incurred in the current quarter while $1,935 was incurred for the quarter ended August 31, 2009. For the period May 17, 2006 (inception), through May 31, 2010, Osprey has incurred $7,977 on such expenses. On December 31, 2009, Mr. Yiu elected not to renew the agreement as the result of our inability to generate the cash flow required to sustain such an expense.

TRANSFER AGENT FEES: $500 was spent on transfer agent costs and attendant expenses in the quarter ended August 31, 2010, while $0 (nil) was spent in the similar period of 2009. For the period May 17, 2006 (inception), through May 31, 2010, a total of $6,475 has been spent on transfer agent expenses.

RESOURCE PROPERTY EXPLORATION EXPENSES: $2,359 was paid to Minquest in the current period as part of the exploration and filing expenses of the Belleville acquisition in Nevada in the current quarter. No such costs ($0) were incurred in the quarter ended August 31, 2009. For the period May 17, 2006 (inception) through May 31, 2010, Osprey has incurred $22,359 in total on expenses in the exploration and holding of our optioned mineral properties. This category of costs will vary based on overall exploration activity.

GOLDFIELD OPTION ACQUISITION EXPENSES: We agreed to pay TAC Gold $300,000 for the Goldfields West option interest. $200,000 was paid on September 14, 2010 and the balance of $100,000 is due and payable on November 21, 2010. The total amount is considered as being incurred in the quarter under review. For the period May 17, 2006 (inception) through May 31, 2010, Osprey has incurred or will incur $300,000 in total on expenses in the acquisition of the option on the Goldfields West property.

TRAVEL AND MEAL EXPENSES: Nothing ($0) was spent in travel and meal costs in the quarters ended on August 31, 2010, or 2009. For the period May 17, 2006 (inception), through August 31, 2010, a total of $5,687 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended August 31, 2010, $8,269 in net cash was used while $5,599 was used for the similar period in 2009. A total of $138,343 in net cash has been used for the period from inception on May 17, 2006, to August 31, 2010.

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

Plan of Operation

Osprey believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2011, with the proceeds of advances made by our officers and directors and the planned convertible debenture. As of August 31, 2010, we had a negative working capital in the amount of $319,521.

For the balance of the current fiscal year to May 31, 2011, we will concentrate our efforts on a review of the phase I work on the Gao Feng property and the exploration of the Belleville and Goldfield West properties. Following industry trends and demands we are also considering the acquisition of other properties and projects of merit. A public offering would be needed during a subsequent period to do so.

If it turns out that we have not raised enough money to complete our exploration programs, we will try to raise the funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 – 2011. Management projects that we may require up to $600,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration – Gao Feng	50,000
TAC Joint Venture payments	200,000
Belleville exploration	100,000
Goldfields West costs	100,000
Iowa Canyon costs	50,000
Working Capital	50,000
Total	$600,000

As at August 31, 2010, we had a working capital deficit of $319,521. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2010, our independent public accountants included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors.

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

Liquidity and Capital Resources

For the quarter ended August 31, 2010, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and lines of credit to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to August 31, 2010, was $139,000 as a result of gross proceeds received from sales of our common stock (less offering costs) ($119,000) and an advance in the form of a promissory note from a related party ($20,000).

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000. We issued 2,200,000 shares of common stock through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In the quarter under review we did not issue any shares of common stock.

As of August 31, 2010, our total assets consisted entirely of cash in the amount of $657 and $1,100 in prepaid expenses while our total liabilities were $321,278. Working capital stood at negative $319,521.

For the quarter ended August 31, 2010, the net loss was $306,021 ($0.00 per share) while for August 31, 2009, the net loss was $7,146 ($0.00 per share). The loss per share was based on a weighted average of 90,400,000 common shares outstanding for the current quarter and 72,000,000 for the quarter ended August 31, 2009. The net loss from May 17, 2006 (inception), to August 31, 2010, is $438,821.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2010. Inflation is moderately higher than it was during 2009 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Osprey had 90,400,000 shares of common stock issued and outstanding as of the date of this report. Of these shares, approximately 50,000,000 shares are held by affiliates of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933.

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

Item 3. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the quarter under discussion.

Item 4. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to August 31, 2010, was $139,000 as a result of proceeds received from sales of our common stock, an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

Bank charges	$910
Loss on currency exchange	777
Interest expense on promissory note	1,896
Consulting	15,000
Office	12,247
Organizational costs	300
Professional fees	51,136
Corporate services	5,000
Public relations	790
Registration and filing fees	7,967
Management fees	7,977
Transfer agent fees	6,475
Exploration of resource property	22,359
Travel and meals	5,687

Total expenses	$138,521

Common Stock

During the three-month period ended August 31, 2010, no shares of common stock were issued. As of August 31, 2010, and the date of this report, there were 90,400,000 shares issued and outstanding.

Options

No options were granted during the three month period ending August 31, 2010.

Code of Ethics

The Board of Directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 8 Hart Avenue, 15 Floor, Flat D, Tsim Sha Tsui, Kowloon, Hong Kong.

Web Site

Osprey maintains a Web site at http://osprey-ventures-inc.com and has an e-mail address at “ospreyventures@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2010:

  July 23, 2010 - Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers - On July 22, 2010, the Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee approved the resignation of Yiu Yeung Lung James as director and officer of the Corporation. Mr. Yiu is involved in other business ventures which do not allow adequate time to devote to the affairs of the Corporation’s business plan which precipitated his resignation for Osprey. On July 22, 2010, the Board of Directors upon the recommendation of the Nominating and Corporate Governance Committee approved the appointment of Ma Cheng Ji as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

Subsequent Events

Name Change, Forward Stock Split and Authorized Stock Increase

On September 8, 2010 the Corporation filed a Form 14C PRE giving notice that our Board of Directors, after careful consideration, has approved, subject to certain conditions, the following actions:

to amend our Articles of Incorporation to change the name of Osprey Ventures Inc. to “All American Gold Corp.” We refer to this action as the “name change”;

to amend our Articles of Incorporation to effect a 10-for-1 forward stock split of our issued and outstanding common stock. We refer to this action as the “forward stock split”; and

to amend our Articles of Incorporation to increase our authorized number of shares of common stock from 200 million shares to 800 million shares of common stock. We refer to this action as the “authorized stock increase”.

The corporate actions were approved by our Board of Directors as a result of the our change of direction with the recent acquisition of certain mineral exploration properties in the State of Nevada.

The Name Change
The Board of Directors believes that the name “All American Gold Corp.” more accurately reflects the business we will conduct in as a result of the company’s recent acquisition of certain additional mineral exploration properties in Nevada.

The Stock Split and Authorized Stock Increase
As a result of the forward stock split, holders of issued and outstanding shares of Osprey’s common stock will receive ten shares of common stock for every one share of common stock held as of the close of business on October 15, 2010, or such date thereafter as is practicable and which meets the rules and regulations applicable to such actions. No fractional shares of common stock will be issued in connection with the forward stock split. All fractional share amounts resulting from the forward stock split will be rounded down to the next whole new share.

The general purpose and effect of the amendment to our corporation's Articles for the authorized stock increase is to enhance our corporation's ability to finance our development and operations.

Our board of directors approved the amendment to our corporation's Articles to increase our authorized share capital so that such shares will be available for issuance for general corporate purposes, including financing activities, without the requirement of further action by our shareholders. Potential uses of the additional authorized shares may include public or private offerings, conversions of convertible securities, issuance of options pursuant to employee benefit plans, acquisition transactions and other general corporate purposes. Increasing the authorized number of shares of our common stock will give us greater flexibility and will allow us to issue such shares in most cases without the expense of delay of seeking shareholder approval. Our company is at all times investigating additional sources of financing which our board of directors believes will be in our best interests and in the best interests of our shareholders. We do not currently have any agreements other than what we have filed and disclosed for any transaction that would require the issuance of additional shares of common stock. Our common shares carry no pre-emptive rights to purchase additional shares.

Effects of the Forward Stock Split and Authorized Stock Increase, Number of Stockholders; Par Value and Authorized Shares. As of the date of the Information Statement, there were 800,000,000 shares of common stock authorized at a par value of $0.001 per share and there were 45 stockholders of record. The forward stock split will not affect the number of stockholders of record or the par value of our common stock as stated in our Articles of Incorporation.

Voting Rights. Holders of common stock will continue to have one vote for each share of common stock owned after the forward stock split. Consequently, the proportional voting and other rights of the holders of the common stock will not be affected by the forward stock split.

Issuance of Additional Shares. The number of authorized but unissued shares of common stock will effectively be increased significantly by the forward stock split because the 9,040,000 shares outstanding prior to the forward stock split, which represent approximately 4.5% of the 200,000,000 authorized shares of common stock, will be increased to approximately 90,400,000 shares.

The amendment to our corporation's Articles to increase our authorized share capital will not have any immediate effect on the rights of existing shareholders. However, our board of directors will have the authority to issue authorized common stock without requiring future shareholders approval of such issuances, except as may be required by applicable law or exchange regulations. To the extent that additional authorized common shares are issued in the future, they will decrease the existing shareholders' percentage equity ownership and, depending upon the price at which they are issued, could be dilutive to the existing shareholders.

The increase in the authorized number of shares of our common stock and the subsequent issuance of such shares could have the effect of delaying or preventing a change in control of our company without further action by the shareholders. Shares of authorized and unissued common stock could be issued (within limits imposed by applicable law) in one or more transactions. Any such issuance of additional stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of common stock, and such additional shares could be used to dilute the stock ownership or voting rights of a person seeking to obtain control of our company.

We do not have any provisions in our Articles, by laws, or employment or credit agreements to which we are party that have anti-takeover consequences. We do not currently have any plans to adopt anti-takeover provisions or enter into any arrangements or understandings that would have anti-takeover consequences. In certain circumstances, our management may issue additional shares to resist a third party takeover transaction, even if done at an above market premium and favoured by a majority of independent shareholders.

Stockholders should note that the effect of the forward stock split upon the market price for Osprey’s common stock cannot be reliably predicted. We cannot assure you that the market price for shares of our common stock will be proportionately greater after the forward stock split than immediately prior to the forward stock split, or that the market price will increase, or that any increase will be maintained for any period of time after the forward stock split. We also cannot assure you that the forward stock split will not adversely impact the market price of our common stock.

Certain U.S. Federal Income Tax Considerations. The following description of the material U.S. federal income tax consequences of the forward stock split to our stockholders is based on the Internal Revenue Code of 1986, as amended, which we refer to as the Code, applicable Treasury Regulations promulgated thereunder, judicial authority, and current administrative rulings and interpretations as in effect on the date of the Information Statement. These authorities are subject to change, including possibly with retroactive effect, which could alter the U.S. federal tax consequences described below. We have not sought and will not seek an opinion of counsel or a ruling from the Internal Revenue Service regarding the U.S. federal income tax consequences of the forward stock split.

This discussion is intended to provide only a general summary to stockholders who hold their common shares as capital assets and does not discuss the tax consequences of any other transaction that may occur before, after, or at the same time as the forward stock split. This discussion does not address every aspect of U.S. federal income taxation that may be relevant to stockholders in light of their particular circumstances or to persons who are otherwise subject to special tax treatment, including, without limitation: (i) a partnership, subchapter S corporation, trust or other pass-through entity; (ii) dealers in securities; (iii) banks or other financial institutions; (iv) insurance companies; (v) mutual funds; (vi) tax exempt organizations or pension funds; (vii) a foreign person, foreign entity or U.S. expatriate; (viii) persons who may be subject to the alternative minimum tax provisions of the Code; (ix) a stockholder whose functional currency is not the U.S. dollar; (x) persons who acquired their common stock in connection with stock option or stock purchase plans or in other compensatory transactions; (xi) holders of options, warrants, convertible debt or similar rights to acquire our common stock; or (xii) persons who hold their common stock as part of a hedging, straddle, conversion or other risk reduction transaction.

In general, because the stockholders are receiving only common stock in the forward stock split and there is no plan to periodically increase a stockholder’s proportionate interest in our assets or earnings and profits (other than through the effect of a distribution of property that is treated as an isolated redemption of stock within the meaning of the Treasury Regulations under Section 305 of the Code), the stockholders should not recognize any gain or loss in the forward stock split for U.S. federal income tax purposes. The aggregate adjusted tax basis of the common shares received by a stockholder in the forward stock split, including any shares issued pursuant to the rounding up of fractional shares to the next whole new share, will equal the aggregate adjusted tax basis of the common shares surrendered by such stockholder in the forward stock split. The holding period of the shares of common stock received by a stockholder in the forward stock split will include the period during which such stockholder held the common shares surrendered therefor.

The state and local tax consequences of the forward stock split may vary significantly as to each stockholder depending upon the jurisdiction in which such stockholder resides. Stockholders are urged to consult their own tax advisors regarding the specific tax consequences to them of the forward stock split, including the applicable federal, state, local and foreign tax consequences, if any.

Pursuant to a written consents dated September 2, 2010, Ma Cheng Ji and Yiu Yeung Lung James, holders of a majority of Osprey’s issued and outstanding common stock, consented to the amendment of the Articles of Incorporation effecting the name change and the forward stock split. A copy of the proposed Certificate of Amendment to Osprey’s Articles of Incorporation was annexed to the Information Statement.

The are no other subsequent events upon which to report. Subsequent events have been evaluated through the date of this financial report.

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

Osprey Ventures, Inc.
 (Registrant)

Date: October 14, 2010.

BY:	/s/ “Ma Cheng Ji”

MA CHENG JI, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors