Form 10-K/A
period 2010-05-31
All American Gold Corp.
filed 2011-01-06
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

This annual report on Form 10-K/A is being filed to amend our annual report on Form 10-K for the year ended May 31, 2010 (the "Original Form 10-K"), which was filed with the Securities and Exchange Commission on August 12, 2010. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains complete text of the Original Form 10-K, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein adds maps of the area of our exploration program in China and adds clarifying information regarding our optioned mineral property which was originally indicated by reference to our S-1A5 filed on September 5, 2008. We have not updated the information contained herein for events occurring subsequent to August 12, 2010, the filing date of the Original Form 10-KSB except for the our change of address.

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-54008

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4839 North College Avenue
Indianapolis, IN 46205	__________________
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766
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

PART I

Item 1.      Description of Business.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 4839 North College Avenue, Indianapolis, IN 46205 . Our telephone number is (888) 755-9766. We can also be contacted through e-mail at ospreyventures@gmail.com.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.      Properties

Our principal office is located at 4839 North College Avenue, Indianapolis, IN 46205 . Our telephone number is (888) 755-9766. Our principal office is provided by our senior officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Wyoming on May 17, 2006 as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 4839 North College Avenue Indianapolis, IN 46205 . Our telephone number is (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On April 22, 2007, amended on May 15, 2009, we optioned a 25 percent interest in the Gao Feng Mining Property in Jiangxi Province, China, consisting of a mining claim block covering 3.73 sq. km or 921 acres by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company, the beneficial owner of the property.

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

Location of the Property Under Option

The following Property Location Maps indicates approximately where the claim blocks are located west of Jiujiang City in north-western Jiangxi.

Figure 1 – Map of location of Jiangxi Province in China

Figure 2 – Map of general location of Gao Feng property west of Jiujiang City, Jiangxi Province, China

Figure 3 – Map of general location of Gao Feng property west of Ruichang City, Jiangxi Province, China

# Gao Feng Mining Corporation Limited Jiu Jiang Topographic-geological map showing Gao Feng gold mine district

比例尺 1： 5000 Scale

图 例
LEGEND

Figure 4 – Topographical map of the Gao Feng property

Physiography, Location and Access

The Gao Feng property is located 16 km northwest of Ruichang City which is approximately 400 km west of Shanghai and is governed under the Gao Fengxiang Township, Jiujiang Province. Access can be obtained year round on reasonable grade roads.

Regional Geology

The mining area is located at the southeast edge of the Yangtze and Jiangnan platforms in the northwestern slopes of the deep fracture belts in the northwest of Jiangxi Province. The exposure of the stratums in this area is mainly in the form of metamorphic rocks which were laid down in the times of Proterozoic or Later Proterozoic Eras of the Shuangqiao Mountain Group and the Climbing Mountain Group. The geological structure is well developed and magmatic actives are frequent which has provided good formative conditions for gold ore depositions. These are all indicators of the possible presence of gold in the area of the property. Three sites of potential interest have been located on the property and received minor exploration work consisting of pitting, geology, sampling and a magnetic survey. These sites will become the focus of exploration during phase I.

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

OSPREY VENTURES, INC.
(Registrant)

By:	/s/ “ Brent Welke ”
Brent Welke , President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)
Date:	January 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Brent Welke”
Brent Welke, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal Financial Officer and
Chief Financial Officer)

By:	/s/ “Ma Cheng Ji”
Ma Cheng Ji, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date:	January 6, 2011