Form 10-Q/A
period 2010-08-31
All American Gold Corp.
filed 2011-01-06
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

This quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the first quarter ended August 31, 2010 (the "Original Form 10-Q"), which was filed with the Securities and Exchange Commission on October 14, 2010. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the Original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein adds maps of the area of our exploration program in Nevada and adds clarifying information regarding our exploration plans for our optioned mineral properties. We have not updated the information contained herein for events occurring subsequent to October 14, 2010, the filing date of the Original Form 10-QSB except for the our change of address.

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended AUGUST 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 333-148625

OSPREY VENTURES, INC.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4839 North College Avenue, Indianapolis, Indiana	46205
(Address of principal executive offices)	(Zip Code)

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

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 4839 North College Avenue, Indianapolis, Indiana 46205. Our telephone number is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our optioned properties or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

The reader of this Report is directed to our Form 10-K/A Report for May 31, 2010, dated January 6, 2011, and our S-1 registration statement dated September 05, 2008, for further discussion of the property, maps, mineral exploration in China, geology and other, more detailed, background information on the optioned property.

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
  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC Gold has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and
  A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months.

Figure 1 – General Location Map of Nevada Projects Under Option

Belleville Property

Figure 2 – General Location Map of the Belleville Property – Mineral County, Nevada

Pursuant to the terms of the above noted option agreements, we have assumed the obligations of TAC Gold under their option agreements with Minquest. In regards to the option agreement for the Belleville property, that consists of:

  Making payments in the aggregate amount of $170,000 in annual periodic payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement.
  Incurring exploration expenditures in the aggregate amount of $1,320,000 in annual amounts ranging from $120,000 to $400,000, to the seventh anniversary of the underlying option agreement.

The schedule of payments, stock issuances & required property expenditures to be incurred by Osprey under the Belleville agreement is as follows

All American’s Portion	Payment	Share Issuance	Property Expenditure
Anniversary Date
August 4, 2010	Paid by TAC	TBD	Paid by TAC
August 4, 2011	$20,000	TBD	$120,000
August 4, 2012	$30,000	TBD	$150,000
August 4, 2013	$30,000	TBD	$200,000
August 4, 2014	$40,000	TBD	$200,000
August 4, 2015	$50,000	TBD	$250,000
August 4, 2016	$0	TBD	$400,000

TOTALS	$170,000		$1,320,000

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

The Belleville Project is approximately 175 miles southeast of Reno, Nevada and approximately 250 miles northwest of Las Vegas, Nevada, located near recent and historic producing mines including the Candelaria Silver Mine, which is ten miles to the east, and the Marietta Mine, six miles to the west. Both of these past producing mines lie within the Walker Lane structural and mineral belt, as does the Belleville Project, which is comprised of 34 unpatented mining claims spanning 680 acres.

Exposed rocks at Belleville are meta-sediments and meta-volcanics of the Triassic Excelsior formation. Also exposed on the property is a granite intrusion of late Mesozoic age. Several old pits and adits are developed along two semi-parallel shears in the Excelsior package. These shears contain quartz veins, stockworks and varying amounts of iron and copper minerals. Rock chip samples from these workings have revealed as much as 53 parts per million (ppm) gold.

To date, exploration efforts at Belleville have consisted of a mapping and sampling program, geophysical surveys, and a limited reverse circulation program in 2009. Three potential drilling targets have been identified at the Belleville Project, one of which is the set of gold bearing shear zones described above. The second drilling target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. Belleville's third target occurs at the intersection of the mineralized structures with a major lithologic contact.

We plan on reviewing the results of the past drilling and exploration programs but have so far identified an additional three potential drilling targets in of which will be located in the set of gold bearing zones described above. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. The third target occurs at the intersection of the mineralized structures with a major lithologic contact. Drilling is planned for a later in 2011 but a specific date has, as yet, not been determined. We are working with TAC Gold, operator, and their JV partner Minquest on the development of a time line for the drilling program.

Goldfields West Property – Esmeralda County, Nevada

R42E
T2S
T3S
Figure 2
Planned Drilling
Figure 4
Planned Drilling
Figure 3
Planned Drilling
Petroglyphs
Gemfield
Slaughterhouse Spring
Springs
1760
1860
1960
2060
4174000N
478000E
Road
Jeep Trail
N
FEET
0
2000
0
METERS
1000

ALL AMERICAN GOLD CORP.

GOLDFIELD WEST

LOCATION MAP

Figure 1

Figure 3 – General Location Map & Drilling Pan - Goldfields West Property – Esmeralda County, Nevada

The schedule of payments, stock issuances & required property expenditures to be incurred by Osprey under the Goldfields West agreement is as follows :

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

The Goldfield West property is an advanced exploration property with defined targets comprised of 105 unpatented mining claims covering a total of 850 hectares or 2100 acres. It is approximately 3.5 hours Northwest of Las Vegas, Nevada by car and approximately 3 miles west of the town of Goldfield adjacent to International Minerals (IMZ) Goldfield properties and is easily accessed via well graded dirt roads. The Goldfield district has historic production figures totalling more than 4 million ounces of gold.

Geologically, the Goldfield West property encompasses an area of Tertiary volcanic and volcanoclastic rocks. The USGS and several mineral exploration companies hypothesize that the western edge of a caldera rim runs through the property. Historic work conducted by Bear Creek, Placer Amex, U.S. Borax, North Mining and Bonaventure Enterprises has led to the completion of 138 drill holes. The data compiled from drilling results and a wealth of information gathered through geological mapping, geochemical sampling and geophysical surveys have identified three distinct targets over a strike length of 3.5 miles.

Bonaventure's work campaign, the most recent completed on the property prior to TAC Gold, combined geophysical surveys, geochemical sampling and 23 reverse circulation drill holes within the Nevada Eagle and South targets. These results have tended to confirm the existence of a gold-bearing hydrothermal system associated with the argillization and silification of host rocks proximal to feeder structures.

We believe that the property has the potential to host a total resource in excess of 1 million ounces of gold in these Tertiary age volcanic and volcanoclastic rocks. Although the gold in the system is generally low grade (~0.65 g/t) surface samples collected from old workings and outcrops have exceeded 15 g/t. TAC has commenced drilling on both the Nevada Eagle (northern) site and the South targets and has drilled one deep hole into each target. These two holes consist of RC drilling to a depth of approximately 700 feet and then core drilling to a depth of 1200 to 1500 feet'. Drill results for both these campaigns will be released shortly and will help to define favourable host stratigraphy as well as further zero in on gold-bearing structures.

Goldfield West has been permitted for a total of 21 holes and drilling will continue in order to further define the overall potential of the property. Once the results of the above noted drill holes assays have been released and we have further opportunity to study their implications further exploration work will be scheduled for the project in concert with TAC Gold, the operator, and Minquest.

Iowa Canyon Property

Rye Patch
Spring Valley
Golden Predator NCA
Willard
Rochester
Rye Patch
X-Cal
Packard
Wilco
Relief Canyon
Lovelock
Gryphon
Platoro West
Platoro West
Humboldt Lake
Elder Creek
Gryphon
Tenabo
Gryphon
Greystone
Gold Acres
Gap
Pipeline
Cortez NW
Cortez
Pediment
Horse Canyon
ET Blue
Carlin
Platoro West
Buckhorn
Zeke
Lander
Miranda
American Consolidated
Toiyabe
Carlin
Indian Ranch
US Gold
Tonkin Springs
Gryphon
Golden Predator NCA
Golden Pred
Miranda
Gold Canyon
US Gold
Mt. Hope
Gold Bar
Gold Pick
Roberts
Gold Ridge
US Gold
Eureka
305
278
IC
[redacted]
Gryphon
Fondaway Canyon
Churchill
US Gold
Miranda
Platoro West
US Gold
New Pass
Gryphon
Stillwater
Gryphon
Nevada Wonder
Austin
Gryphon
Fronteer
AuEx
Lookout Moun
Golden Predator NCA
Summit King-Dan Tucker
50
Fairview Eagle
Nevada Hills
722
Bell Mountain
Platoro West
Pyramid
Gryphon
Rawhide
Allied
Hasbrouck/Three Hills
Ione
Northumberland
Fronteer
Mexivada
Gryphon
AuEx
31
Gabbs
844
US Gold
82

Figure 4 – General Location Map – Iowa Canyon Property – Lander County, Nevada

We hold a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada through to August 23, 2011 which is located in Lander County, Nevada, approximately 30 miles southeast of the Cortez Hills deposit and within 20 miles of the Cove-McCoy mine.

With several gold and silver bearing targets within a six square mile area, the Iowa Canyon property represents a nearly untested exploration opportunity. Recent exploration efforts have discovered multiple episodes of precious metals mineralization over a district-wide scale. Gold is hosted in a variety of rock types including silicified Tertiary volcanic and volcanoclastic sediments, quartz veins, quartz stockwork zones, carbon-rich Paleozoic sediments, and as jasperoid replacements of lower plate calcareous sediments.

This Project represents a high-quality exploration opportunity. The system correlates well with other nearby mineralizing centers such as Cove-McCoy and Pipeline-Cortez Hills. Gold and silver mineralization is found in upper and lower plate rocks, hypabyssal dikes or sills, and within Tertiary volcanics and volcanoclastics.

Historic drilling by several companies, including Hemlo Gold and Brancote, identified gold and silver jasperoids within upper and lower plate sediments, as well as gold and molybdenum-rich porphyry dikes. A single drill hole on the western side of the property contains up to 800 parts per million (ppm) molybdenum and 0.2 grams per ton gold over ten foot widths. The lower plate Hanson Creek Formation, a favorable host rock for Carlin style mineralization, has been identified in outcrop as well as drilling on the north, east and west portions of the Iowa Canyon Property.

Plans for the property have not yet been concluded and we will not formulate specific plans until we have had the opportunity to fully review all the available information on the property.

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

Offices

Our offices are located at 4839 North College Avenue, Indianapolis, Indiana 46205. Currently, these facilities are provided to us by Brent Welke, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged at cost on a quarterly basis.

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

Code of Ethics

The Board of Directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 4839 North College Avenue, Indianapolis, Indiana 46205.

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

Date: January 6, 2011.

BY:	/s/ “Ma Cheng Ji”

MA CHENG JI, Member of the Board of Directors