Form 10-Q
period 2010-11-30
All American Gold Corp.
filed 2011-01-14
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(the “Exchange Act”)

For the quarterly period ended November 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-54008

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4839 North College Avenue, Indianapolis, Indiana 46205	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (317) 748-7772

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 92,900,000 shares of Common Stock as of the date of this report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $4,075,500 based on the last reported sales price on the OTC Bulletin Board on that date (symbol “AAGC”). We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format. Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the quarter and six months ended November 30, 2010

BALANCE SHEETS AS OF NOVEMBER 30, 2010 (UNAUDITED), AND MAY 31, 2010.

STATEMENTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2010 (UNAUDITED), AND NOVEMBER 30, 2009 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION) TO NOVEMBER 30, 2010 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2010 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 (UNAUDITED), AND NOVEMBER 30, 2009 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2010 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
AS OF NOVEMBER 30, 2010 (UNAUDITED), AND MAY 31, 2010

	November	May 31,
	30, 2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$30,864	$8,926
Prepaid Expenses	1,000	1,200
TOTAL ASSETS	$31,864	$10,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to an officer and director	$25,000	$20,000
Convertible note and interest	240,237	-
Accounts payable and accrued liabilities	2,775	3,626

TOTAL LIABILITIES	268,012	23,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 7)
Authorized 800,000,000 shares of common stock, $0.001 par value, Issued and outstanding 90,400,000 shares of common stock	90,400	90,400
Additional paid-in capital	147,400	110,260
Deficit accumulated during the exploration stage	(473,948)	(132,800)
Total stockholders’ equity (deficit)	(236,148)	(13,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,864	$10,126

Going Concern (Note 2)

Commitments – option on mineral property (Note 4)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2010, AND NOVEMBER 30, 2009
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2010
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-

EXPENSES

Exploration mining property – China	-	-	-	-	20,000
Exploration mining property - USA	-	-	302,359	-	302,359
Bank charges	452	43	452	140	1,362
Loss on currency exchange	-	(3)	-	(3)	777
Interest expense – promissory note	249	191	501	553	2,145
Interest expense – convertible note	3,237	-	3,237	-	3,237
Contributed administrative support	-	-	-	-	300
Consulting	-	-	-	-	15,000
Office	1,436	3,150	1,436	3,150	13,683
Organizational costs	-	-	-	-	300
Professional fees	13,715	2,409	15,581	7,039	64,850
Corporate services	1,000	-	1,000	-	6,000
Public relations	3,348	-	3,348	-	4,138
Registration and filing fees	9,785	1,084	10,828	1,204	17,752
Management fees	-	1,935	-	3,871	7,977
Transfer agent fees	1,622	-	2,122	-	8,097
Travel and meals	284	-	284	-	5,971

Total expenses	35,128	8,809	341,148	15,954	473,948

NET LOSS FOR THE PERIOD	$(35,128)	$(8,809)	$(341,148)	$(15,954)	$(473,948)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	90,400,000	72,000,000	90,400,000	72,000,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2010 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	50,000,000	$50,000	$-	$-	$-	$50,000
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000		5,000
March 23, 2007, common stock - private placement ($0.01/ share) (note 6)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended May 31, 2009	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	72,000,000	72,000	(44,700)	-	(55,749)	(28,449)

Common stock subscribed for cash at $0.05 per share under S-1 registration	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)

Balance May 31, 2010	90,400,000	90,400	28,900	-	(132,800)	(13,500)

Net loss for the period ended November 30, 2010 (unaudited)	-	-	-	-	(341,148)	(341,148)
Nov. 10, 2010 – intrinsic value of beneficial conversion feature on convertible debenture (Note 8)	-	-	118,500	-	-	118,500

Unaudited Balance November 30, 2010	90,400,000	$90,400	$147,400	$-	$(473,948)	$(236,148)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010, AND NOVEMBER 30, 2009,
AND FOR THE PERIOD FROM INCEPTION TO NOVEMBER 30, 2010
(Unaudited)

			Cumulative results of
	Six Months	Six Months	operations May 17,
	Ended	Ended	2006 (inception) to
	November 30, 2010	November 30, 2009	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(341,148)	$(15,954)	$(473,948)
Adjustments to reconcile net loss to net cash used in operating activities
- contributed administrative expense	-	-	300
- accretion of interest on convertible notes	3,237	-	3,237
Changes in:
- prepaid expenses	200	-	1,200
- due to a related party	-	3,871	-
- accounts payable and accrued liabilities	(851)	(2,817)	575

NET CASH USED IN OPERATING ACTIVITIES	(338,562)	(14,900)	(468,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	46,000	119,000
Repayment of notes payable	-	(9,230)	21,091
Proceeds from issuance of promissory note payable	5,000	50	46,091
Proceeds from convertible notes	355,500	-	355,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	360,500	36,820	499,500

NET INCREASE (DECREASE) IN CASH	21,938	21,920	30,864

CASH, BEGINNING OF PERIOD	8,926	96	-

CASH, END OF PERIOD	$30,864	$22,016	$30,864

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2010

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2010, as filed with the SEC on Form 10K and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April, 2007, the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, known as the Gao Feng property, in Jiangxi Province, east-central China (see Note 4)

On August 23, 2010, the Company entered into three agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests – (a) an option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada; (b) an option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada; and a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months (see Note 4).

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $473,048 for the period from May 17, 2006 (inception), to November 30, 2010, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

In 2006, the Company issued a total of 50,000,000 shares of its restricted common stock to two directors (25,000,000 to each) for $5,000 ($0.0001/share) .

On September 13, 2008, the two founding directors resigned all positions with the Company and sold their shares to two new directors at cost.

On January 1, 2009, the Company entered into a Management Services Agreement with its then President and Director to provide certain financial and administrative management services for the Company at a rate of Hong Kong $5,000 (approximately US $645) per month for a one year period. The contract was fully paid in December, 2009 but was not renewed as a result of the lack of available funds from within operations.

In September 2010, a director advanced the Company $5,000; there are no specific terms of repayment.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

Gao Feng Gold Property – Jiangxi Province, China

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2010, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China.

As at November 30, 2010, the Company had paid for its portion of the first phase of a planned two-phase exploration program in the amount of $20,000 (All American’s portion of a gross expenditure of $80,000).

Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

Exploration Expenditures	Due Date
$20,000	May 31, 2010 (paid)
$40,000	May 31, 2011
$60,000

B.	Make annual payments of $25,000, commencing May 31, 2012, as long as the Company holds any interest in the claim as prepayment of the net smelter royalty.

C.	Issue 1,000,000 shares of All American upon completion of a phase I exploration program as recommended by a geologist.

D.

All American may acquire an additional 26% of the right, title and interest, by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2013.

E.

In addition to the above terms, the optionor is to retain a three percent net smelter royalty. All American has a right to purchase one-half of the Royalty by paying to the optionor the sum of US $500,000 per Royalty percentage point.

The field work for the first phase of the planned two-phase exploration program in the amount of $20,000 (All American’s portion of a planned gross expenditure on phase I of $80,000) was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. As at November 30, 2010, the Board of Directors of the Company continues to await the receipt of the engineering report on the first phase of exploration.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2010

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

In regards to the option agreement for the Goldfield West property, the assumed obligations consist of:

Making payments in the aggregate amount of $280,000 in annual periodic payments ranging from $30,000 to $70,000 to the seventh anniversary of the underlying option agreement.
Incurring exploration expenditures in the aggregate amount of $2,200,000 in annual amounts ranging from $200,000 to $500,000 to the seventh anniversary of the underlying option agreement.

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of the option agreements between them (700,000 shares in regards to the Belleville property and 1,000,000 shares in regards to the Goldfield West Property, periodically over the terms of the agreements). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the Canadian National Stock Exchange.

The schedule of payments, stock issuances & required property expenditures under the agreements is as follows

GOLDFIELD – ALL AMERICAN 35% INTEREST

All American must pay to TAC Gold $200,000 on date of execution (paid on September 14, 2010) and $100,000 by November 21, 2010 (paid November 24, 2010)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2010

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure

January 20, 2011	$7,000	TBD	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$98,000		$770,000

BELLEVILLE – ALL AMERICAN’S 70% INTEREST

All American’s Portion	70%		70%
Anniversary Date	Payment	Share Issuance	Property Expenditure

August 4, 2010	Paid by TAC	TBD	Paid by TAC
August 4, 2011	$14,000	TBD	$84,000
August 4, 2012	$21,000	TBD	$105,500
August 4, 2013	$21,000	TBD	$140,000
August 4, 2014	$28,000	TBD	$140,500
August 4, 2015	$35,000	TBD	$175,000
August 4, 2016	$0	TBD	$280,000

TOTALS	$133,000		$995,000

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In June 2009, ASC Topic “The FASB (Financial Accounting Standards Board Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This standard establishes the FASB Accounting Standards Codification(TM) (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.

The Codification was effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification was effective in the second quarter of the year ending May 31, 2010, and accordingly, the Annual Report on Form 10-K for the year ended May 31, 2010, and all subsequent public filings will reference the Codification as the sole source of authoritative literature. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2010

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds” which is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2010, and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

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

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” which amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

In May 2009, ASC Topic 855, “Subsequent Events” was issued which established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements and requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because it impacts the disclosure requirements, not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 8 for disclosures regarding our subsequent events.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2010

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

In August 2009, the FASB issued ASU No. 2010-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements and was effective October 1, 2010. We would not expect it to have a material impact on the our consolidated results of operations or financial condition.

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

NOTE 6 – INCOME TAXES

As of November 30, 2010, the Company had net operating loss carry forwards of approximately $473,948 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2010

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

In late 2008 and early 2009, the Company took receipt of $92,000 in payment for 18,400,000 shares of its common stock at a price of $0.005 per share issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. The shares were originally paid for by placees in Shanghai, China but the Board had significant issues opening corporate bank accounts in China for a foreign entity. As a result, most of the funds became stale dated by mid 2009. It took a length of time to establish new banking relationships, get the funds reissued for deposit in North America and deposit the funds into the banking system. On January 15, 2010, the Corporation issued treasury orders regarding the issuance of 18,400,000 shares that were sold under the S-1 registration statement.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

On October 15, 2010 the Corporation undertook the following actions:

amended our Articles of Incorporation to change the name of Osprey Ventures, Inc. to “All American Gold Corp.” We refer to this action as the “name change”; and

amended our Articles of Incorporation to effect a 10-for-1 forward stock split of our issued and outstanding common stock. We refer to this action as the “forward stock split”; and

amended our Articles of Incorporation to increase our authorized number of shares of common stock from 200 million shares to 800 million shares of common stock. We refer to this action as the “authorized stock increase”.

The corporate actions were been approved by our Board of Directors as a result of the company’s change of direction with the recent acquisition of certain mineral exploration properties in the United States.

Readers of these financial statements are directed to the Subsequent Event section of the 10Q Report dated October 14, 2010, for further details and information in regards to the noted corporate actions and to our 14C Definitive Information Statement filed with the SEC on September 27, 2010 and our 8-K filing dated October 18, 2010.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2010

NOTE 8 – CONVERTIBLE NOTES

On November 10, 2010 the Company issued $355,500 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to make the payment due to TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $55,500 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, may be converted at any time, at the option of the holder, into common shares of the Company at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Company receives notice of conversion of the convertible notes. The creditor has agreed that in the event that the conversion of shares, resulting from the fair value of the stock at the time of the conversion, would cause All American to issue more shares than the then current capitalization allows, the creditor will not require that All American issue any additional shares in excess of the then current capitalization. In accordance with ASC 470-20, the Company determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Company recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500.

During the period ended November 30, 2010, the Company accreted interest of $3,237. As at November 30, 2010, the carrying value of the convertible notes totaled $240,237.

The issuance of the convertible notes and the securities issuable upon conversion of the convertible notes was made pursuant to the exemption from registration requirements of Regulation S of the Securities Act. The creditors are not a U.S. persons (as that term is defined in Regulation S).

NOTE 9 – SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement - On December 1, 2010, All American Gold Corp. entered into a consulting agreement with Brent Welke, for a term of 36 months, whereby Mr. Welke has agreed to provide the Company with various consulting services as president, secretary, treasurer, chief executive officer, chief financial officer and director of the Company. As compensation, the Company has agreed to issue 2,500,000 shares of the Company’s common stock and to pay Mr. Welke US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement.

Appointment of Certain Officers and Directors; Departure of Certain Officers and Directors - On December 1, 2010, we accepted the resignation of Ma Cheng Ji who resigned as president, secretary, treasurer, chief executive officer and chief financial officer of the Company but who will remain as a member of the Company’s board of directors. Mr. Ma’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise.

As a result of Mr. Ma’s resignation, we appointed Brent Welke as president, chief executive officer secretary, treasurer, chief financial officer and a director of the Company.

Regulation FD Disclosure - Effective December 8, 2010, our stock symbol changed from “OSPR” to “AAGC” to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 8, 2010 under the new stock symbol “AAGC”.

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

As used in this annual report, the terms “we”, “us”, “our”, and “All American” mean All American Gold Corp., unless otherwise indicated.

All American is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the properties that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.

Foreign Currency and Exchange Rates

Dollar costs of All American’s property acquisition and planned exploration costs are in Chinese (Yuan) Renminbi (RMB) for its Chinese operations and in United States Dollars for our Nevada operations while management fees were paid in Hong Kong Dollars (HKD). For purposes of consistency and to express United States Dollars throughout this report, Chinese, including Hong Kong, currency has been converted into United States currency at the rate of US $1.00 being approximately equal to RMB 7.50 or RMB 1.00 being approximately equal to US $0.13 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2010, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc., changed our name to All American Gold Corp. on October 15, 2010 and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 4839 North College Avenue, Indianapolis, Indiana 46205. Our telephone number is (317) 748-7772. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our optioned properties or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

Exploration Expenditures	Due Date
$20,000	May 31, 2010 (paid)
$40,000	May 31, 2011 – work program to be determined from phase I engineering report
$60,000

B.	Make annual payments of $25,000, commencing May 31, 2012, as long as the Company holds any interest in the claim as prepayment of the net smelter royalty.

C.	Issue 1,000,000 shares of Osprey Ventures, Inc. upon completion of a phase I exploration program as recommended by a geologist.

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

The field work for the first phase of the planned two-phase exploration program in the amount of $20,000 (All American’s portion of a planned gross expenditure on phase I of $80,000) was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. As at November 30, 2010, the Board of Directors of the Company continues to await the receipt of the engineering report on the first phase of exploration.

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

A map of the overall locations of the three optioned properties follows:

Belleville Property - Mineral County, Nevada

Figure 2 – General Location Map of the Belleville Property – Mineral County, Nevada

Pursuant to the terms of the option agreement, we have assumed the obligations of TAC Gold under their agreement with Minquest which consists of:

  Making payments in the aggregate amount of $170,000 in annual periodic payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement.
  Incurring exploration expenditures in the aggregate amount of $1,320,000 in annual amounts ranging from $120,000 to $400,000, to the seventh anniversary of the underlying option agreement.

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of the option agreements between them (700,000 shares in regards to the Belleville property periodically over the terms of the agreement). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the Canadian National Stock Exchange.

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Belleville agreement is as follows

All American’s Portion
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

We plan on reviewing the results of the past drilling and exploration programs but have so far identified an additional three potential drilling targets in of which will be located in the set of gold bearing zones described above. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. The third target occurs at the intersection of the mineralized structures with a major lithologic contact. Drilling is planned for a later in 2011 but a specific date has, as yet, not been determined. We are working with TAC Gold and their JV partner Minquest on the development of a time line for the drilling program.

Goldfields West Property, Esmeralda County, Nevada

Figure 3 – General Location Map & Drilling Pan - Goldfields West Property – Esmeralda County, Nevada

In regards to the option agreement for the Goldfields West property, the assumed obligations consisting of:

  Making payments in the aggregate amount of $280,000 in annual periodic payments ranging from $30,000 to $70,000, to the seventh anniversary of the underlying option agreement.
  Incurring exploration expenditures in the aggregate amount of $2,200,000 in annual amounts ranging from $200,000 to $500,000, to the seventh anniversary of the underlying option agreement.

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of the option agreement between them (1,000,000 shares in regards to the Goldfield West Property, periodically over the terms of the agreements). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the Canadian National Stock Exchange.

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Goldfields West agreement is as follows:

  All American must pay to TAC Gold $200,000 on the date of execution (paid on September 14, 2010) and $100,000 by November 21, 2010 (paid on November 24, 2010)
All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure

January 20, 2011	$7,000	TBD	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$98,000		$770,000

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

Goldfield West has been permitted for a total of 21 holes and drilling will continue in order to further define the overall potential of the property. Once the results of the above noted drill holes assays have been released and we have further opportunity to study their implications further exploration work will be scheduled for the project in concert with TAC Gold and Minquest.

Iowa Canyon Property

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

Gao Feng Property – Jiujiang, China

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

Nevada Projects – Belleville, Goldfields West and Iowa Canyon

In regards to the Nevada options, we are planning on financing our immediately required expenditures through a convertible debenture and future financial requirements through a combination of equity financing, loans and other debt instruments. Our first priority will be to the Belleville Property. Tac Gold will be acting as operator on the project.

We do not claim to have any ores or reserves whatsoever at this time on our optioned properties.

Belleville Property - Mineral County, Nevada

We plan on reviewing the results of the past drilling and exploration programs but have so far identified an additional three potential drilling targets which will be located in the set of gold bearing zones described above. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. The third target occurs at the intersection of the mineralized structures with a major lithologic contact. Drilling is planned for later in 2011 but a specific date has, as yet, not been determined.

Goldfields West Property, Esmeralda County, Nevada

Goldfield West has been permitted for a total of 21 holes and drilling will continue in order to further define the overall potential of the property. Once the results of the above noted drill holes assays have been released and we have further opportunity to study their implications further exploration work will be scheduled for the project in concert with TAC Gold, the operator, and Minquest.

Iowa Canyon Property – Lander County, Nevada

To date, the property has seen reasonable advances in defining surface targets based on geochemistry and geologic mapping. We believe the Iowa Canyon Property is in need of an aggressive exploration program and are dedicated to pursuing a campaign that fully exploits the rich potential of the property's underlying opportunity. Plans for the property have not yet been concluded and we will not formulate specific plans until we have had the opportunity to fully review all the available information on the property.

Employees

Initially, we intend to use the services of subcontractors on an as needed basis for exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employees will be Brent Welke, our senior officer and director and Ma Cheng Ji, a director.

At present, we have no employees, other than Messrs. Welke and Ma.

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

On December 1, 2010, we entered into a consulting agreement with Brent Welke, for a term of 36 months, whereby Mr. Welke has agreed to provide the Company with various consulting services as president, secretary, treasurer, chief executive officer, chief financial officer and act as a director of the Company. As compensation, the Company has agreed to pay him US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,500,000 shares of the Company’s common stock.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Offices

Our offices are located at 4839 North College Avenue, Indianapolis, Indiana 46205. Currently, these facilities are provided to us by Mr. Brent Welke, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged at cost on a quarterly basis.

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

Even if our exploration programs are successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place any given property into commercial production.

Results of Operations

All American was incorporated as Osprey Ventures, Inc. on May 17, 2006, and changed its name to All American Gold Corp on October 15, 2010; comparative periods for the quarters ended November 30, 2010, and November 30, 2009, and from May 17, 2006 (inception), through November 30, 2010, are presented in the following discussion.

Since inception, we have used our common stock, an advance from a related party, promissory notes from related parties and or convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to November 30, 2010, was $499,500 as a result of proceeds received from sales of our common stock ($119,000) an advance from a director ($20,000 excluding interest payable) and a convertible debenture ($355,500).

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2010. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended November 30, 2010 and November 30, 2009, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the three month period was $0 (nil). For the same period in 2009, the amount was $46,000 from the proceeds of the sale of 920,000 shares of common stock issued under our S-1 registration statement and for the period from inception on May 17, 2006, through to and including November 30, 2010, the amount was $119,000 provided by the sale of common stock in 2006 and 2009. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES

	3 Months	3 Months	6 Months	6 Months	May 17, 2006
	End	End	End	End	(inception) to
	November	November	November	November	November 30,
	30, 2010	30, 2009	30, 2010	30, 2009	2010
	$-	$-	$-	$-	$-
Exploration mining property – China	-	-	-	-	20,000
Exploration mining property - USA	-	-	302,359	-	302,359
Bank charges	452	43	452	140	1,362
Loss on currency exchange	-	(3)	-	(3)	777
Interest expense – promissory note	249	191	501	553	2,145
Interest expense – convertible note	3,237	-	3,237	-	3,237
Contributed administrative support	-	-	-	-	300
Consulting	-	-	-	-	15,000
Office	1,436	3,150	1,436	3,150	13,683
Organizational costs	-	-	-	-	300
Professional fees	13,715	2,409	15,581	7,039	64,850
Corporate services	1,000	-	1,000	-	6,000
Public relations	3,348	-	3,348	-	4,138
Registration and filing fees	9,785	1,084	10,828	1,204	17,752
Management fees	-	1,935	-	3,871	7,977
Transfer agent fees	1,622	-	2,122	-	8,097
Travel and meals	284	-	284	-	5,971

Total expenses	35,128	8,809	341,148	15,954	473,948

NET LOSS FOR THE PERIOD	$(35,128)	$(8,809)	$(341,148)	$(15,954)	$(473,948)

SUMMARY – Total expenses were $35,128 in the quarter ended November 30, 2010, and $8,809 for the similar period in 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $341,148 and $15,954 respectively. A total of $473,948 in expenses has been incurred since inception on May 17, 2006, through November 30, 2010. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising and increased significantly in the six month period under discussion as a result of our entering into option agreements to obtain new exploration properties in the United States. Costs can be further subdivided into:

BANK CHARGES: All American incurred $452 in bank or related fees for the quarter ended on November 30, 2010, and $43 for the similar period in 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $452 and $140 respectively. From inception on May 17, 2006, we have incurred a total of $1,362 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: All American incurred no costs or gains in currency exchange in the quarter ended on November 30, 2010, and gained $3 for the similar quarter in 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $0 (nil) and a gain of $3 respectively. From inception on May 17, 2006, to November 30, 2010, we have incurred a total of $777 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTE AND LINES OF CREDIT: On April 16, 2010, a director, through a wholly owned corporation loaned $20,000 to All American in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2011; in the current quarter he added $5,000 to that note yielding a total payable under the note of $25,000 at the end of the current quarter. During the quarter we incurred $249 for the interest due on the advance. During the similar period in 2009 there were $191 in such charges or accruals. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $501 and $553 respectively. From inception on May 17, 2006, we have incurred a total of $2,145 in interest payable on advances. In the future this cost category will change based on whether there are advances or loans from related parties.

INTEREST EXPENSE ON CONVERTIBLE NOTE: On November 10, 2010 the Company issued $355,500 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to make the payment due to TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $55,500 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, may be converted at any time, at the option of the holder, into common shares of the Company at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Company receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Company determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Company recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500. During the period ended November 30, 2010, the Company accreted interest of $3,237; there were no similar charges or accretions in the past. As at November 30, 2010, the carrying value of the convertible notes totaled $240,237.During the quarter we incurred $249 for the interest due on the advance. From inception on May 17, 2006, we have incurred a total of $3,237 in interest accretable on such notes. In the future this cost category will change based on whether there are such advances from related or arms length parties.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended November 30, 2010, and 2009. A total of $300 has been incurred in the period from inception on May 17, 2006, to November 30, 2010. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: We did not incur any consulting fees for the quarters ended November 30, 2010 or 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were also $0 (nil) respectively. For the period May 17, 2006 (inception), through May 31, 2009, $15,000 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities.

OFFICE EXPENSES: $1,436 in office expenses were incurred in the quarters ended November 30, 2010, and $3,150 in the similar period in 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $1,436 and $3,150 respectively. For the period May 17, 2006 (inception), through November 30, 2010, a total of $13,683 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on November 30, 2010, and 2009. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $13,715 in professional fees for the quarter ended on November 30, 2010, and $2,409 for the 2009 period. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $15,581 and $7,039 respectively. From inception on May 17, 2006, we have incurred a total of $64,850 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: All American incurred $1,000 in corporate service fees for the quarter ended on November 30, 2010, and $0 (nil) in the similar quarter in 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $1,000 and $0 (nil) respectively. From inception on May 17, 2006, we have incurred a total of $6,000 in corporate service fees.

PUBLIC RELATIONS: All American incurred $3,348 in public relations and related costs for the quarters ended on November 30, 2010, and $0 (nil) for the similar period in 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $3,348 and $0 (nil) respectively. From inception on May 17, 2006, we have incurred a total of $4,138 in public relations fees.

REGISTRATION AND FILING FEES: All American incurred $9,785 in registration and filing fee expenses for the quarter ended on November 30, 2010, and $1,084 for the similar period in 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $10,828 and $1,204 respectively. From inception on May 17, 2006, we have incurred a total of $17,752 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2009, we entered into a management services agreement with James Yiu, our former senior officer and director to manage the affairs of All American through the payment of HK $5,000 per month (approximately US $645). No management fee costs were incurred in the current quarter while $1,935 was incurred for the quarter ended November 30, 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $0 (nil) and $3,871 respectively. For the period May 17, 2006 (inception), through May 31, 2010, All American has incurred $7,977 on such expenses. On December 31, 2009, Mr. Yiu elected not to renew the agreement as the result of our inability to generate the cash flow required to sustain such an expense.

TRANSFER AGENT FEES: $1,622 was spent on transfer agent costs and attendant expenses in the quarter ended November 30, 2010, while $0 (nil) was spent in the similar period of 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $2,122 and $0 (nil) respectively. For the period May 17, 2006 (inception), through May 31, 2010, a total of $8,097 has been spent on transfer agent expenses.

RESOURCE PROPERTY EXPLORATION EXPENSES - CHINA: All American did not incur any costs in regards to the Gao Feng property in China during the current quarter or the similar period in 2009 or in the six month periods ended November 30, 2010, and 2009. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $20,000 in total on expenses in the exploration and holding of our optioned mineral property in China. This category will vary based on overall exploration activity.

GOLDFIELD WEST OPTION EXPLORATION AND ACQUISITION EXPENSES: $0 (nil) was paid in the current period as part of the exploration and filing expenses of the Goldfield West acquisition in Nevada and no such costs were expended in the similar quarter ended November 30, 2009. We incurred $302,359 in acquisition and exploration costs on the property in the six months ended November 30, 2010 with no such expenditures in the similar period in 2009. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $302,359 in total on expenses in the acquisition of the option on the Goldfields West property.

BELLEVILLE and IOWA CANYON EXPLORATION AND ACQUISITION EXPENSES: $0 (nil) was paid in the current period as part of the exploration or acquisition expenses of either of the Belleville or Iowa Canyon acquisitions in Nevada and no such costs were expended in the similar quarter ended November 30, 2009. We incurred $0 (nil) in acquisition and exploration costs on the properties in the six months ended November 30, 2010, with no such expenditures in the similar period in 2009. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $0 (nil) in total on expenses in the acquisition of the option or the exploration of the Belleville or Iowa Canyon properties.

TRAVEL AND MEAL EXPENSES: $284 was spent in travel and meal costs in the quarter ended on November 30, 2010, and $0 (nil) was spent in the similar quarter of 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $284 and $0 (nil) respectively. For the period May 17, 2006 (inception), through November 30, 2010, a total of $5,971 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $338,562 and $14,900 respectively. A total of $468,636 in net cash has been used for the period from inception on May 17, 2006, to November 30, 2010.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2009 – 2010 or from the date of inception.

All American continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

All American believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2011, with the proceeds of advances made by our officers and directors and the convertible debenture. As of November 30, 2010, we had a negative working capital in the amount of $236,148.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 – 2011. Management projects that we may require up to $400,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration – Gao Feng	50,000
Goldfields West costs	100,000
Belleville exploration	100,000
Iowa Canyon costs	50,000
Working Capital	50,000
Total	$400,000

As at November 30, 2010, we had a working capital deficit of $236,148. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter ended November 30, 2010, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties, convertible debentures and lines of credit to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to November 30, 2010, was $499,500 as a result of gross proceeds received from sales of our common stock (less offering costs) ($119,000), an advance in the form of a promissory note from a related party ($25,000) and a convertible debenture in the amount of $355,500.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000. We issued 2,200,000 shares of common stock through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In the quarter under review we did not issue any shares of common stock.

As of November 30, 2010, our total assets consisted entirely of cash and prepaid expenses in the amount of $30,864 and $1,000 in prepaid expenses while our total liabilities were $268,012. Working capital stood at negative $236,148.

For the quarter ended November 30, 2010, the net loss was $35,128 ($0.00 per share) while for November 30, 2009, the net loss was $8,809 ($0.00 per share). The loss per share was based on a weighted average of 90,400,000 common shares outstanding for the current quarter and 72,000,000 for the quarter ended November 30, 2009. The net loss from May 17, 2006 (inception), to November 30, 2010, is $473,948.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2010. Inflation is moderately higher than it was during 2009 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

All American had 92,900,000 shares of common stock issued and outstanding as of the date of this report. Of these shares, approximately 52,500,000 shares are held by affiliates of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933.

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

Item 3. Submission of Matters to a Vote of Security Holders

The Corporation held its annual general meeting of shareholders on November 25, 2010 in Hong Kong. At that meeting the shareholders elected Mr. Ma Cheng Ji as a director, ratified the appointment of M&K CPAs P.L.L.C., as independent accountants and auditors of the Corporation for the financial year ended May 31, 2011 and received the financial statements of the Corporation for its financial year ended May 31, 2010, together with the report of the independent auditors thereon. No other matter has been submitted to a vote of security holders during the preceeding quarter or six month period.

Item 4. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to November 30, 2010, was $499,500 as a result of proceeds received from sales of our common stock, an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

$-
Exploration mining property – China	20,000
Exploration mining property - USA	302,539
Bank charges	1,362
Loss on currency exchange	777
Interest expense – promissory note	2,145
Interest expense – convertible note	3,237
Contributed administrative support	300
Consulting	15,000
Office	13,683
Organizational costs	300
Professional fees	64,850
Corporate services	6,000
Public relations	4,138
Registration and filing fees	17,752
Management fees	7,977
Transfer agent fees	8,097
Travel and meals	5,971

Total expenses	$473,948

Common Stock

During the three-month period ended November 30, 2010, no shares of common stock were issued. As of November 30, 2010, there were 90,400,000 shares issued and outstanding. Subsequent to the end of the quarter, on December 20, 2010, 2,500,000 shares were issued to Brent Welke, out senior director and chief executive officer under a consulting agreement whereby Mr. Welke is providing certain management and consulting services to All American. The shares are exempted from registration under Section 4(2) of the Securities Act. Mr. Welke acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate.

Options

No options were granted during the three month period ending November 30, 2010.

Code of Ethics

The Board of Directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (317) 748-7772 or write to 4839 North College Avenue, Indianapolis, Indiana 46205.

Web Site

All American maintains a Web site at http://allamericangoldcorp.com and has an e-mail address at “info@allamericangoldcorp.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2010:

September 8, 2010 – Name Change, Forward Stock Split and Authorized Stock Increase

On September 8, 2010 the Corporation filed a Form 14C PRE giving notice that our Board of Directors, after careful consideration, had approved, subject to certain conditions, the following actions:

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

The corporate actions were approved by our Board of Directors as a result of our change of direction with the recent acquisition of certain mineral exploration properties in the State of Nevada.

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

Pursuant to written consents dated September 2, 2010, Ma Cheng Ji and Yiu Yeung Lung James, holders of a majority of Osprey’s issued and outstanding common stock, consented to the amendment of the Articles of Incorporation effecting the name change and the forward stock split. A copy of the proposed Certificate of Amendment to Osprey’s Articles of Incorporation was annexed to the Information Statement.

The are no other subsequent events upon which to report. Subsequent events have been evaluated through the date of this financial report.

October 18, 2010 – Amendments to Articles of Incorporation or Bylaws

On September 10, 2010, our sole director and a majority of our stockholders approved a one (1) for ten (10) forward stock split of our issued and outstanding shares of common stock. Effective October 15, 2010, our issued and outstanding shares increased from 9,040,000 shares of common stock to 90,400,000 shares of common stock, all with a par value of $0.001.

Effective October 15, 2010, the Wyoming Secretary of State accepted for filing of an Articles of Amendment, wherein we have effected an amendment to our Articles of Incorporation to change our name from Osprey Ventures Inc. to All American Gold Corp. and to increase the authorization number of shares of our common stock from 200,000,000 to 800,000,000 shares, par value of $0.001.

The name change and the increase of our authorized common stock were approved on September 10, 2010 by 55.3% of the holders of our common stock by way of a written consent resolution. Our definitive Schedule 14C, Information Statement, was filed on September 27, 2010.

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on October 15, 2010 under our old symbol “OSPRD”. The “D” on our trading symbol was removed 20 days after October 15, 2010; on December 8, 2010, our symbol was changed to “AAGC”. Our new CUSIP number is 01643V102.

Subsequent Events

Entry into a Material Definitive Agreement

On December 1, 2010, All American Gold Corp. entered into a consulting agreement with Brent Welke, for a term of 36 months, whereby Mr. Welke has agreed to provide the Company with various consulting services as president, secretary, treasurer, chief executive officer, chief financial officer and director of the Company. As compensation, the Company has agreed to issue 2,500,000 shares of the Company’s common stock and to pay Mr. Welke US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement.

Appointment of Certain Officers and Directors; Departure of Certain Officers and Directors

Also, on December 1, 2010, we accepted the resignation of Ma Cheng Ji who resigned as president, secretary, treasurer, chief executive officer and chief financial officer of the Company but who will remain as a member of the Company’s board of directors. Mr. Ma’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise.

As a result of Mr. Ma’s resignation, we appointed Brent Welke as president, chief executive officer secretary, treasurer, chief financial officer and a director of the Company.

Since August 2002 to present, Mr. Welke has been an attorney practicing various areas of law such as estates, class actions, consumer protection and bankruptcy, and post conviction criminal litigation. From April 2007 to August 2008, he was the chief executive officer of Agnova Corporation, a high tech soil supplement company. As a chief executive officer, Mr. Welke’s responsibilities included overseeing the company’s day-to-day activities.

Our board of directors now consists of Ma Cheng Ji and Brent Welke. There have been no transactions between the Company and Mr. Welke since the Company’s last fiscal year which would be required to be reported herein other than as noted above under Entry Into A Material Definitive Agreement. There are no family relationships among our directors or executive officers.

Regulation FD Disclosure

Effective December 8, 2010, our stock symbol changed from “OSPR” to “AAGC” to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 8, 2010 under the new stock symbol “AAGC”.

Other Subsequent Events

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

All American Gold Corp.
(Registrant)

Date:	January 14, 2011.

BY:	/s/ “Brent Welke”

BRENT WELKE, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors

BY:	/s/ “Jack Ma Cheng Ji”

Jack Ma Cheng Ji, Member of the Board of Directors