Form 10-Q/A
period 2010-08-31
All American Gold Corp.
filed 2011-01-20
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A/2

This quarterly report on Form 10-Q/A/2 is being filed to amend our amended quarterly report on Form 10-Q for the first quarter ended August 31, 2010 (the "Amended Form 10-Q"), which was filed with the Securities and Exchange Commission on January 6, 2010. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the Amended Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein  amends information pertaining to our exploration properties in Nevada to conform to Industry Guide 7. We have not updated the information contained herein for events occurring subsequent to October 14, 2010, the filing date of the Original Form 10-Q.

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

Issuer’s telephone number: (317) 946-4653

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

The schedule of payments, stock issuances & required property expenditures to be incurred by Osprey under the Belleville agreement is as follows :

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

The Belleville Project is approximately 175 miles southeast of Reno, Nevada and approximately 250 miles northwest of Las Vegas, Nevada, which is comprised of 34 unpatented mining claims spanning 680 acres.

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

GOLDFIELD WEST

LOCATION MAP

Figure 1

Figure 3 – General Location Map & Drilling Pan - Goldfields West Property – Esmeralda County, Nevada

The schedule of payments, stock issuances & required property expenditures to be incurred by Osprey under the Goldfields West agreement is as follows:

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

The Goldfield West property is an advanced exploration property with defined targets comprised of 105 unpatented mining claims covering a total of 850 hectares or 2100 acres. It is approximately 3.5 hours Northwest of Las Vegas, Nevada by car and approximately 3 miles west of the town of Goldfield and is easily accessed via well graded dirt roads.

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

Iowa Canyon Property

We hold a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada through to August 23, 2011.

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

Date: January 20, 2011.

BY:	/s/ “Ma Cheng Ji”

MA CHENG JI, Member of the Board of Directors