Form 10-Q/A
period 2010-11-30
All American Gold Corp.
filed 2011-01-20
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

This quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the second quarter ended November 30, 2010 (the "Original Form 10-Q"), which was filed with the Securities and Exchange Commission on January 14, 2011. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the Original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein amends information pertaining to our exploration properties in Nevada to conform to Industry Guide 7. We have not updated the information contained herein for events occurring subsequent to January 14, 2011, the filing date of the Original Form 10-Q.

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

Iowa Canyon Property

We hold a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada through to August 23, 2011.The Iowa Canyon property represents a nearly untested exploration opportunity. Recent exploration efforts have discovered multiple episodes of precious metals mineralization over a district-wide scale. Gold is hosted in a variety of rock types including silicified Tertiary volcanic and volcanoclastic sediments, quartz veins, quartz stockwork zones, carbon-rich Paleozoic sediments, and as jasperoid replacements of lower plate calcareous sediments.

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

All American Gold Corp.
(Registrant)

Date:	January 20, 2011.

BY:	/s/ “Brent Welke”

BRENT WELKE, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors

BY:	/s/ “Jack Ma Cheng Ji”

Jack Ma Cheng Ji, Member of the Board of Directors