Form 10-Q
period 2011-02-28
All American Gold Corp.
filed 2011-04-11
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)
For the quarterly period ended FEBRUARY 28, 2011

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

Issuer’s telephone number: (317) 926-4653

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
Yes   [ X ]     No   [ ]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes   [ ]     No   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting Corporation [ X ]

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the quarter and nine months ended February 28, 2011

BALANCE SHEETS AS OF FEBRUARY 28, 2011 (UNAUDITED), AND MAY 31, 2010.

STATEMENTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED FEBRUARY 28, 2011 (UNAUDITED), AND FEBRUARY 28, 2010 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2011 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2011 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 (UNAUDITED), AND FEBRUARY 28, 2010 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2011 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
AS OF FEBRUARY 28, 2011 (UNAUDITED), AND MAY 31, 2010

	February 28, 2011
	(Unaudited)	May 31, 2010

ASSETS

CURRENT ASSETS
Cash	$14,940	$8,926
Prepaid Expenses	1,000	1,200
TOTAL ASSETS	$15,940	$10,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to an officer and director	$25,000	$20,000
Convertible note and interest	243,667	-
Accounts payable and accrued liabilities	2,374	3,626

TOTAL LIABILITIES	271,041	23,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 7) Authorized 800,000,000 shares of common stock, $0.001 par value, Issued and outstanding 92,900,000 and 90,400,000 shares of common stock respectively	92,900	90,400
Additional paid-in capital	157,400	110,260
Deficit accumulated during the exploration stage	(505,401)	(132,800)
Total stockholders’ equity (deficit)	(255,101)	(13,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,940	$10,126

Going Concern (Note 2)

Commitments – option on mineral property (Note 4)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2011, AND FEBRUARY 28, 2010
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-

EXPENSES

Exploration mining property – China	-	20,000	-	20,000	20,000
Exploration mining property - USA	-	-	302,359	-	302,359
Bank charges	111	164	563	305	1,473
Loss (gain) on currency exchange	(47)	-	(47)	(3)	730
Interest expense – promissory note	247	189	748	742	2,392
Interest expense – convertible note	3,430	-	6,667	-	6,667
Contributed administrative support	-	-	-	-	300
Consulting	-	-	1,000	-	16,000
Office	4,078	294	5,514	3,444	17,761
Organizational costs	-	-	-	-	300
Professional fees	6,024	12,015	21,605	19,054	70,875
Corporate services	-	-	-	-	5,000
Public relations	240	-	3,588	-	4,378
Registration and filing fees	890	863	11,718	2,067	18,641
Management fees	15,500	881	15,500	4,752	23,477
Transfer agent fees	460	5,675	2,582	5,675	8,557
Travel and meals	520	4,545	804	4,545	6,491

Total expenses	31,453	44,626	372,601	60,581	505,401

NET LOSS FOR THE PERIOD	$(31,453)	$(44,626)	$(372,601)	$(60,581)	$(505,401)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	92,872,222	80,995,580	91,215,018	72,000,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2011 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	50,000,000	$50,000	$-	$-	$-	$50,000
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000		5,000
March 23, 2007, common stock – private placement ($0.01/ share) (note 6)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended May 31, 2009	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	72,000,000	72,000	(44,700)	-	(55,749)	(28,449)

Common stock subscribed for cash at $0.05 per share under S-1 registration	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)

Balance May 31, 2010	90,400,000	90,400	28,900	-	(132,800)	(13,500)

Net loss for the period ended February 28, 2011 (unaudited)	-	-	-	-	(372,601)	(372,601)
Common stock issued at a deemed value of $0.001 per share under section 4(2)	2,500,000	2,500	10,000	-	-	12,500
Nov. 10, 2010 – intrinsic value of beneficial conversion feature on convertible debenture (Note 8)	-	-	118,500	-	-	118,500

Unaudited Balance February 28, 2011	92,900,000	$92,900	$157,400	$-	$(505,401)	$(255,101)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011, AND FEBRUARY 28, 2010,
AND FOR THE PERIOD FROM INCEPTION TO FEBRUARY 28, 2011
(Unaudited)

			Cumulative results of
	Nine Months	Nine Months	operations May 17,
	Ended	Ended	2006 (inception) to
	February 28, 2011	February 28, 2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(372,601)	$(60,581)	$(505,401)
Adjustments to reconcile net loss to net cash used in operating activities
- contributed administrative expense	-	-	300
- issuance of shares under Consulting Agreement	12,500	-	12,500
- accretion of interest on convertible notes	6,667	-	6,667
Changes in:
- prepaid expenses	200	-	(1,000)
- due to a related party	-	1,500	(3,225)
- accounts payable and accrued liabilities	(1,252)	(5,488)	(851)

NET CASH USED IN OPERATING
ACTIVITIES	(354,486)	(67,569)	(484,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	92,000	119,000
Repayment of notes payable	-	(9,230)	(21,091)
Proceeds from issuance of promissory note payable	5,000	50	46,091
Proceeds from convertible notes	355,500	-	355,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	360,500	82,820	499,500

NET INCREASE (DECREASE) IN CASH	6,014	(15,251)	14,940

CASH, BEGINNING OF PERIOD	8,926	96	-

CASH, END OF PERIOD	$14,940	$15,347	$14,940

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2011

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2010, as filed with the SEC on Form 10K and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April, 2007, the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, known as the Gao Feng property, in Jiangxi Province, east-central China, such option being terminated on January 31, 2011 as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase (see Note 4).

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $505,401 for the period from May 17, 2006 (inception), to February 28, 2011, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

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
February 28, 2011

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

During 2010-2011, a director advanced the Company a total of $25,000 with no specific terms of repayment.

On December 1, 2010, the Company entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to provide the Company with various consulting services. As compensation, the Company has agreed to pay Mr. Welke US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and has issued 2,500,000 shares of the Company’s common stock which, for accounting purposes, has been valued at $12,500 which is based on the last issue price of our common stock of $0.005 per share.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

Gao Feng Gold Property – Jiangxi Province, China

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2010, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China. As at February 28, 2011, the Company had paid for its portion of the first phase of a planned two-phase exploration program in the amount of $20,000. The field work for the first phase of the planned two-phase exploration program was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011. No further payments or consideration are required as a result of the termination of the agreement.

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2011

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

Pursuant to the terms of the above noted option agreements, in order to earn the 70% interest in the Belleville property we have assumed our 70% portion of the obligations of TAC Gold under their option agreements with Minquest which consist of:

  Making payments in the aggregate amount of $170,000 in payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement; and

  Incurring exploration expenditures in the aggregate amount of $1,320,000 in annual amounts ranging from $120,000 to $400,000, to the seventh anniversary of the underlying option agreement.

In regards to the option agreement for the Goldfield West property, in order to earn the 35% interest in the property we have assumed our 35% portion of the obligations of TAC Gold under their option agreements with Minquest which consist of:

  Making payments in the aggregate amount of $98,000 in annual periodic payments ranging from $7,000 to $24,500 to the seventh anniversary of the underlying option agreement and initial payments of $300,000; and

  Incurring exploration expenditures in the aggregate amount of $770,000 in annual amounts ranging from $70,000 to $175,000 to the seventh anniversary of the underlying option agreement.

Upon payment of the $300,000 to TAC Gold Inc. (paid as to $200,000 on September 14, 2010 and $100,000 on November 24, 2010), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described in the table below.

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of their option agreements (700,000 shares in regards to the Belleville property and 1,000,000 shares in regards to the Goldfield West Property, periodically over the terms of the agreements). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the Canadian National Stock Exchange.

The schedule of payments, stock issuances & required property expenditures under the agreements is as follows:

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2011

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

GOLDFIELD – ALL AMERICAN 35% INTEREST

All American must pay to TAC Gold $200,000 on date of execution and $100,000 by November 21, 2010 (fully paid)

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure
September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	TBD	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000
TOTALS	$398,000		$770,000

* included as a credit as part of the cost of the acquisition of the option agreement and paid by TAC Gold

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
February 28, 2011

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2009, ASC Topic 855, “Subsequent Events” was issued which established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 was effective for interim periods ending after June 15, 2009. Because it impacts the disclosure requirements, not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued. The adoption did not have an impact on the Company’s financial position and results of operations. See Note 8 for disclosures regarding our subsequent events.

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2011

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 6 – INCOME TAXES

As of February 28, 2011, the Company had net operating loss carry forwards of approximately $505,401 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 7 – CAPITAL STOCK

a)	Common Stock

In 2006 the Company issued 50,000,000 of its common stock at a price of $0.001 per share for proceeds of $5,000. The offering was made pursuant to section 4(2) of the Securities Act.

In 2007, the Company offered for sale 30,000,000 shares of its common stock at a price of $0.01 per share and sold 22,000,000 shares for net proceeds of $22,000 pursuant to Rule 903 of Regulation S of the Securities Act.

In late 2008 and early 2009, the Company took receipt of $92,000 in payment for 18,400,000 shares of its common stock at a price of $0.005 per share issued under an S-1 registration statement dated September 5, 2008, which became effective on September 18, 2008. Treasury orders were issued regarding the delivery of 18,400,000 shares that were sold under the S-1 registration statement.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2011

NOTE 7 – CAPITAL STOCK (continued)

On November 30, 2010 the Company issued 2,500,000 of its common stock valued at the last issuance price of $0.005 per share to an officer and director under a consulting agreement. The offering was made pursuant to section 4(2) of the Securities Act.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

On October 15, 2010, the Corporation undertook the following actions:

amended our Articles of Incorporation to change the name of “Osprey Ventures, Inc.” to “All American Gold Corp.” We refer to this action as the “name change”; and

amended our Articles of Incorporation to effect a 10-for-1 forward stock split of our issued and outstanding common stock. We refer to this action as the “forward stock split”; and

amended our Articles of Incorporation to increase our authorized number of shares of common stock from 200 million shares to 800 million shares of common stock. We refer to this action as the “authorized stock increase”.

The corporate actions were approved by our Board of Directors as a result of the company’s change of direction with the recent acquisition of certain mineral exploration properties in the United States.

Readers of these financial statements are directed to the Subsequent Event section of the 10Q Report dated October 14, 2010, for further details and information in regards to the noted corporate actions and to our 14C Definitive Information Statement filed with the SEC on September 27, 2010, and our 8-K filing dated October 18, 2010.

NOTE 8 – CONVERTIBLE NOTES

On November 10, 2010, the Company issued $355,500 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to pay TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $55,500 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, may be converted at any time, at the option of the holder, into common shares of the Company at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Company receives notice of conversion of the convertible notes. The creditor has agreed that in the event that the conversion of shares, resulting from the fair value of the stock at the time of the conversion, would cause All American to issue more shares than the then current capitalization allows, the creditor will not require that All American issue any additional shares in excess of the then current capitalization. In accordance with ASC 470-20, the Company determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Company recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500.

During the period ended February 28, 2011, the Company accreted interest of $6,667. As at February 28, 2011, the carrying value of the convertible notes totaled $243,667.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2011

NOTE 8 – CONVERTIBLE NOTES (continued)

The issuance of the convertible notes and the securities issuable upon conversion of the convertible notes was made pursuant to the exemption from registration requirements of Regulation S of the Securities Act. The creditor is not a U.S. person (as that term is defined in Regulation S).

NOTE 9 – SUBSEQUENT EVENTS

On March 7, 2011, we filed a Current Report on Form 8-K (the “Super 8-K”). Because we were a shell company before we entered into the agreements described above in note 4 – Option On Mineral Property, -we included in that Current Report on Form 8-K, the information on our company that would be required if we were filing a general form for registration of securities on Form 10. The result of filing the Super 8-K is that the Corporation is no longer a shell corporation.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks” on page 8, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

All American is an exploration stage Corporation. There is no assurance that commercially viable mineral deposits exist on the properties that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the properties is determined.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2011, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. We changed our name to All American Gold Corp. on October 15, 2010. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 4839 North College Avenue, Indianapolis, Indiana 46205. Our telephone number is (317) 926-4653. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage Corporation engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our optioned properties or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Mining Projects Under Option

Mineral Property Interests – State of Nevada – U.S.A. (with TAC Gold and Minquest)

On August 23, 2010, we entered into three agreements with TAC Gold Inc., a Canadian reporting issuer which trades on the Canadian National Stock Exchange (CNSX) , in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

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

A map of the overall locations of the three optioned properties follows:

Belleville Property - Mineral County, Nevada

Pursuant to the terms of the option agreement, we have assumed 70% of the obligations of TAC Gold under their agreement with Minquest which consists of All American:

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

To date, exploration efforts at Belleville have consisted of a mapping and sampling program, geophysical surveys, and a limited reverse circulation drilling program in 2009. Three potential drilling targets have been identified at the Belleville Project, one of which is the set of gold bearing shear zones described above. The second drilling target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. Belleville's third target occurs at the intersection of the mineralized structures with a major lithologic contact.

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

Goldfields West Property, Esmeralda County, Nevada

In regards to the option agreement for the Goldfields West property, the assumed obligations consisting of:

  Making payments in the aggregate amount of $98,000 in annual periodic payments ranging from $7,000 to $24,500, to the seventh anniversary of the underlying option agreement and initial payments totalling $300,000 (paid in full); and
  Incurring exploration expenditures in the aggregate amount of $770,000 in annual amounts ranging from $70,000 to $175,000, to the seventh anniversary of the underlying option agreement.

Upon payment of the $300,000 to TAC Gold Inc. (paid as to $200,000 on September 14, 2010 and $100,000 on November 24, 2010 payment of which included a ‘credit’ for the annualized payment due at January 20, 2011), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described in the table below.

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Goldfields West agreement is as follows:

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure

September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	TBD	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$398,000		$770,000

* included as part of the cost of the acquisition of the option agreement and paid by TAC Gold

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

Late in 2010 we completed the drilling of one deep hole into each of the Nevada Eagle (northern) (hole number 1001) site and the South target (hole number 1002) - the first of a permitted 21 hole program on the Goldfield West property. These two holes consisted of RC (reverse circulation) drilling to a depth of approximately 700 feet and then core drilling to a depth of 1200 to 1500 feet'. Both 1001 and 1002 encountered thick sections of highly anomalous gold with 1001 having 465' of +0.1 g/t gold and 1002 having 385' of the same. The best 5 foot sample was 0.477 g/t gold in 1001 and 1.450 g/t gold in 1002. The mineralization in 1001 is much more associated with permeable host rock than with structure. Hairline quartz-sulfide veinlets are present but rare in 1001. Gold is related to three separate horizons in 1001 which appear to be more permeable hosts. The basal section of the volcanics is one of these anomalous horizons and verifies the theory of a good host at the base of the volcanics. Mr. Richard Kern the geologist in charge of drilling states, "These results are a verification of the Gemfield model. We have a large cloud of low-grade gold and we need to vector into the higher grade portion of the system. Drilling more deep holes, concentrating on the structures and dikes found with the geophysics is the next step at Nevada Eagle (north target)."

At the South target the gold in 1002 occurs in two separate zones. The first is in permeable tuffaceous sediments with no appreciable structure and the deeper zone is associated with densely welded tuffs that form open-spaced quartz-sulfide veins when fractured. There are numerous veinlets in this lower zone, but each veinlet is very narrow and indicates that the drill hole did not intersect a major structure. No basal volcanic gold anomaly occurs in 1002. The next phase for the South target is to drill a fence (or 2) of angle drill holes (2-3 holes per fence) across the major structure defined by geophysics. The holes should test both mineralized horizons, but don't need to go to the base of the volcanics.

These drill results help to define favourable host stratigraphy as well as further zero in on gold-bearing structures. The technical information in this drill program has been reviewed and approved by Mr. Richard Kern, B.Sc., M.Sc., P. Geo. Registered Geologist Nevada & California; a 'qualified person', as defined by NI 43-101, Standards for Disclosure of Mineral Projects, unless otherwise noted.

Goldfield West has been permitted for a total of 21 holes and drilling will continue in order to further define the overall potential of the property. Once the results of the above noted drill holes assays have been released and we have further opportunity to study their implications further exploration work will be scheduled for the project in concert with TAC Gold and Minquest.

Iowa Canyon Property

We hold a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada through to August 23, 2011, which is located in Lander County, Nevada, approximately 30 miles southeast of the Cortez Hills deposit and within 20 miles of the Cove-McCoy mine. With several gold and silver bearing targets within a six square mile area, the Iowa Canyon property represents a nearly untested exploration opportunity. Recent exploration efforts have discovered multiple episodes of precious metals mineralization over a district-wide scale. Gold is hosted in a variety of rock types including silicified Tertiary volcanic and volcanoclastic sediments, quartz veins, quartz stockwork zones, carbon-rich Paleozoic sediments, and as jasperoid replacements of lower plate calcareous sediments.

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

Gao Feng Gold Mining Property – Jiangxi, China

On April 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Gao Feng Gold Mining Property located in north-eastern Jiangxi Province, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Corporation, the beneficial owner of the property. The option allowed us to acquire an interest in the property by making certain expenditures and carrying out certain exploration work. We and Jiujiang retained the services of the Jiujiang Geological Engineering Group Corporation, Gao Fenglin, Senior Engineer, and C. Wong, Senior Engineer, to carry out the first phase of the work program the field work of which was carried out between February 15 and March 3, 2010, to determine if there were commercially exploitable deposits of gold and silver. On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011. For further detail the reader is referred to our Current Report filing on Form 8-K of February 5, 2011. No further payments or consideration are required as a result of the termination of the agreement.

Our Proposed Exploration Program – Plan of Operation

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

On January 01, 2009, we entered into a Management Services Agreement with Yiu Yeung Lung James, our former President and a director, to provide certain financial and administrative management services for the Corporation at a rate of Hong Kong $5,000 per month for a one year period (approximately US $650 per month). On December 31, 2009, Mr. Yiu elected not to renew the agreement as the result of our inability to generate the cash flow required. On July 22, 2010, the Board of Directors accepted the resignation of Mr. Yiu as director and officer of our Corporation. His involvement in other business ventures did not allow adequate time to devote to the affairs of our business plan.

Mr. Ma does not have an employment agreement with us.

On December 1, 2010, we entered into a consulting agreement with Brent Welke, our senior officer and a director, for a term of 36 months, whereby Mr. Welke has agreed to provide the Corporation with various consulting services as president, secretary, treasurer, chief executive officer, chief financial officer and act as a director of the Corporation. As compensation, the Corporation has agreed to pay him US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,500,000 shares of the Corporation’s common stock which were issued on November 30, 2010.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Offices

Our offices are located at 4839 North College Avenue, Indianapolis, Indiana 46205. Currently, these facilities are provided to us by Mr. Brent Welke, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged at cost.

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

Results of Operations

All American was incorporated as Osprey Ventures, Inc. on May 17, 2006, and changed its name to All American Gold Corp on October 15, 2010; comparative periods for the quarters and nine-month periods ended February 28, 2011, and February 28, 2010, and from May 17, 2006 (inception), through February 28, 2011, are presented in the following discussion.

Since inception, we have used our common stock, advances from related parties or convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to February 28, 2011, was $499,500 as a result of proceeds received from sales of our common stock ($119,000) an advance from a director ($25,000 excluding interest payable) and a convertible debenture ($355,500).

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2011. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended February 28, 2011, and February 28, 2010, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the nine-month period was $0 (nil). For the same period in 2010, the amount was $92,000 from the proceeds of the sale of 1,840,000 shares of common stock issued under our S-1 registration statement and for the period from inception on May 17, 2006, through to and including February 28, 2011, the amount was $119,000 provided by the sale of common stock in 2006 and 2009. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES

	3 Months	3 Months	9 Months	9 Months	May 17, 2006
	Ending	Ending	Ending	Ending	(inception) to
	February	February	February	February	February 28,
	28, 2011	28, 2010	28, 2011	28, 2010	2011
	$-	$-	$-	$-	$-
Exploration mining property – China	-	20,000	-	20,000	20,000
Exploration mining property - USA	-	-	302,359	-	302,359
Bank charges	111	164	563	305	1,473
Loss on currency exchange	(47)	-	(47)	(3)	730
Interest expense – promissory note	247	189	748	742	2,392
Interest expense – convertible note	3,430	-	6,667	-	6,667
Contributed administrative support	-	-	-	-	300
Consulting	-	-	1,000	-	16,000
Office	4,078	294	5,514	3,444	17,761
Organizational costs	-	-	-	-	300
Professional fees	6,024	12,015	21,605	19,054	70,875
Corporate services	-	-	-	-	5,000
Public relations	240	-	3,588	-	4,378
Registration and filing fees	890	863	11,718	2,067	18,641
Management fees	15,500	881	15,500	4,752	23,477
Transfer agent fees	460	5,675	2,582	5,675	8,557
Travel and meals	520	4,545	804	4,545	6,491

Total expenses	31,453	44,626	372,601	60,581	505,401

NET LOSS FOR THE PERIOD	$(31,453)	$(44,626)	$(372,601)	$(60,581)	$(505,401)

SUMMARY – Total expenses were $31,453 in the quarter ended February 28, 2011, and $44,626 for the similar period in 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $372,601 and $60,581 respectively. A total of $505,501 in expenses has been incurred since inception on May 17, 2006, through February 28, 2011. These costs have and will vary from quarter to quarter based on the level of general corporate activity, exploration operations and capital raising and increased significantly in the nine month period under discussion as a result of our entering into option agreements to obtain new exploration properties in the United States. Costs can be further subdivided into:

BANK CHARGES: All American incurred $111 in bank or related fees for the quarter ended on February 28, 2011, and $164 for the similar period in 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $563 and $305 respectively. From inception on May 17, 2006, we have incurred a total of $1,473 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: All American gained $47 in currency exchange in the quarter ended on February 28, 2011 and $0 (nil) or for the similar quarter in 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were gains of $47 and $3 respectively. From inception on May 17, 2006, to February 28, 2011, we have incurred a total of $730 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTE AND LINES OF CREDIT: In April, 2010 a director, through a wholly owned corporation loaned $20,000 to All American in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2011; in the first quarter he added $5,000 to that note yielding a total payable under the note of $25,000 at the end of the current quarter. During the quarter we incurred $247 for the interest due on the advance. During the similar period in 2010 there were $189 in such charges or accruals. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $748 and $742 respectively. From inception on May 17, 2006, we have incurred a total of $2,392 in interest payable on advances made by related parties. In the future this cost category will change based on whether there are advances or loans from related parties.

INTEREST EXPENSE ON CONVERTIBLE NOTE: On November 10, 2010, the Corporation issued $355,500 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to make the payment due to TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $55,500 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, may be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500. During the period ended February 28, 2011, the Corporation accreted interest of $3,430; there were no similar charges or accretions in the past. As at February 28, 2011, the carrying value of the convertible notes totaled $243,667.During the quarter we incurred $3,430 for the interest due on the advance. From inception on May 17, 2006, we have incurred a total of $6,667 in interest accretable on such notes. In the future this cost category will change based on whether there are such advances from related or arms length parties.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended February 28, 2011, and 2010. A total of $300 has been incurred in the period from inception on May 17, 2006, to February 28, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: We incurred $1,000 in consulting fees for the quarters ended February 28, 2011 and $0 (Nil) for the similar period in 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were also $0 (nil). For the period May 17, 2006 (inception), through February 28, 2011, $16,000 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities.

OFFICE EXPENSES: $4,078 in office expenses were incurred in the quarter ended February 28, 2011, and $294 in the similar period in 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $5,514 and $3,444 respectively. For the period May 17, 2006 (inception), through February 28, 2011, a total of $17,761 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on February 28, 2011, and 2010. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $6,024 in professional fees for the quarter ended on February 28, 2011, and $12,015 for the 2010 period. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $21,605 and $19,054 respectively. From inception on May 17, 2006, we have incurred a total of $70,875 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: We incurred $0 (nil) corporate service fees for the quarter ended on February 28, 2011, and $0 (nil) in the similar quarter in 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $0 (nil) and $0 (nil) respectively. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: All American incurred $240 in public relations and related costs for the quarters ended on February 28, 2011, and $0 (nil) for the similar period in 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $3,588 and $0 (nil) respectively. From inception on May 17, 2006, we have incurred a total of $4,378 in public relations fees.

REGISTRATION AND FILING FEES: All American incurred $890 in registration and filing fee expenses for the quarter ended on February 28, 2011, and $863 for the similar period in 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $11,718 and $2,067 respectively. From inception on May 17, 2006, we have incurred a total of $18,641 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2009, we entered into a management services agreement with James Yiu, our former senior officer and director to manage the affairs of All American through the payment of HK $5,000 per month (approximately US $645) which agreement was terminated on December 31, 2009. On December 1, 2010, the Corporation entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the affairs of the Corporation. As compensation, we have agreed to pay Mr. Welke $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. $15,500 in management fee costs were incurred in the current quarter, which includes the deemed value of the 2,500,000 shares of common stock issued to Mr. Welke under his Consulting Agreement, while $881 was incurred for the quarter ended February 28, 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $15,500 and $4,752 respectively. For the period May 17, 2006 (inception), through May 31, 2010, All American has incurred $23,477 on such expenses.

TRANSFER AGENT FEES: $460 was spent on transfer agent costs and attendant expenses in the quarter ended February 28, 2011, while $5,675 was spent in the similar period of 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $2,582 and $5,675 respectively. For the period May 17, 2006 (inception), through May 31, 2010, a total of $8,557 has been spent on transfer agent expenses.

RESOURCE PROPERTY EXPLORATION EXPENSES - CHINA: All American did not incur any costs in regards to the Gao Feng property in China during the current quarter but paid out $20,000 in the similar period in 2010. For in the nine month periods ended February 28, 2011, and 2010 the expenses were $0 (nil) and $20,000 respectively. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $20,000 in total on expenses in the exploration and holding of our optioned mineral property in China. The option on this project has been terminated and no further expenses will be incurred.

GOLDFIELD WEST OPTION EXPLORATION AND ACQUISITION EXPENSES: $0 (nil) was paid in the current period as part of the exploration and filing expenses of the Goldfield West acquisition in Nevada and no such costs were expended in the similar quarter ended February 28, 2010. We incurred $302,359 in acquisition and exploration costs on the property in the nine months ended February 28, 2011 with no such expenditures in the similar period in 2010. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $302,359 in total on expenses in the acquisition of the option on the Goldfields West property.

BELLEVILLE and IOWA CANYON EXPLORATION AND ACQUISITION EXPENSES: $0 (nil) was paid in the current period as part of the exploration or acquisition expenses of either of the Belleville or Iowa Canyon acquisitions in Nevada and no such costs were expended in the similar quarter ended February 28, 2010. We incurred $0 (nil) in acquisition and exploration costs on the properties in the nine months ended February 28, 2011, with no such expenditures in the similar period in 2010. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $0 (nil) in total on expenses in the acquisition of the option or the exploration of the Belleville or Iowa Canyon properties.

TRAVEL AND MEAL EXPENSES: $520 was spent in travel and meal costs in the quarter ended on February 28, 2011, and $4,545 was spent in the similar quarter of 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $804 and $4,545 respectively. For the period May 17, 2006 (inception), through February 28, 2011, a total of $6,491 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $354,486 and $67,569 respectively. A total of $484,560 in net cash has been used for the period from inception on May 17, 2006, to February 28, 2011.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2010 – 2011 or from the date of inception.

All American continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

All American believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2011, with the proceeds of advances made by our officers and directors and the convertible debenture. As of February 28, 2011, we had a negative working capital in the amount of $255,101. We are currently working with interested parties to secure all the financing necessary for the planned exploration programs on its Nevada projects through the next year along with adequate working capital to support our non-exploration activities.

For the balance of the current fiscal year to May 31, 2011, we will concentrate our efforts on the exploration of the Belleville and Goldfield West properties. Currently the Goldfields West project is BLM permitted on 21 drill holes of which two have been completed. Based on the encouraging results of that work the corporation is moving forward with drilling the next targets. It is also moving forward with its business plan by moving drill rigs onto two target areas on the Belleville property based on the results and recommendations of the engineering report on the property.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 – 2011. Management projects that we may require up to $400,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Goldfields West costs	125,000
Belleville exploration	125,000
Iowa Canyon costs	50,000
Working Capital	50,000
Total	$400,000

As at February 28, 2011, we had a working capital deficit of $255,101. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter ended February 28, 2011, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to February 28, 2011, was $499,500 as a result of gross proceeds received from sales of our common stock (less offering costs) ($119,000), an advance in the form of a promissory note from a related party ($25,000) and a convertible debenture in the amount of $355,500.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000. We issued 2,200,000 shares through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In 2009, we issued 1,840,000 shares through an S-1 registration statement to 43 investors for cash consideration of $96,000. In the quarter under review we issued 2,500,000 shares through a Section 4(2) exemption to our senior officer as part of a consulting agreement at a deemed price of $0.001 per share.

As of February 28, 2011, our total assets consisted entirely of cash and prepaid expenses in the amount of $15,940 while our total liabilities were $271,041. Working capital stood at negative $255,101.

For the quarter ended February 28, 2011, the net loss was $31,453 ($0.00 per share) while for February 28, 2010, the net loss was $44,626 ($0.00 per share). The loss per share was based on a weighted average of 92,872,222 common shares outstanding for the current quarter and 80,995,580 for the quarter ended February 28, 2010. The net loss from May 17, 2006 (inception), to February 28, 2011, is $505,401.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2011. Inflation is moderately higher than it was during 2009 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended February 28, 2011, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to February 28, 2011, was $499,500 as a result of proceeds received from sales of our common stock and an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

$-
Exploration mining property – China	20,000
Exploration mining property - USA	302,359
Bank charges	1,473
Loss on currency exchange	730
Interest expense – promissory note	2,392
Interest expense – convertible note	6,667
Contributed administrative support	300
Consulting	16,000
Office	17,761
Organizational costs	300
Professional fees	70,875
Corporate services	5,000
Public relations	4,378
Registration and filing fees	18,641
Management fees	23,477
Transfer agent fees	8,557
Travel and meals	6,491

Total expenses	505,401

Common Stock

During the three-month period ended February 28, 2011, 2,500,000 shares were issued to Brent Welke, out senior director and chief executive officer under a consulting agreement whereby Mr. Welke is providing certain management and consulting services to All American. The shares are exempted from registration under Section 4(2) of the Securities Act. Mr. Welke acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. The shares were valued at the last issuance price of $0.005 per share. As of February 28, 2011, there were 92,900,000 shares issued and outstanding. No other shares were issued during the quarter or nine months under consideration.

Options

No options were granted during the three- or nine-month period ending February 28, 2011.

Code of Ethics

The Board of Directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (317) 926-4653 or write to 4839 North College Avenue, Indianapolis, Indiana 46205.

Web Site

All American maintains a Web site at http://allamericangoldcorp.com and has an e-mail address at “info@allamericangoldcorp.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 28, 2011:

  December 14, 2010 – Entry into a Material Definitive Agreement – On December 1, 2010, we entered into a consulting agreement with Brent Welke, for a term of 36 months, whereby Mr. Welke has agreed to provide the Corporation with various consulting services as president, secretary, treasurer, chief executive officer and chief financial officer. As compensation, the Corporation has issued 2,500,000 shares of the Corporation’s common stock and will pay Mr. Welke $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement.

  Appointment of Certain Officers and Directors; Departure of Certain Officers and Directors
  – Also, on December 1, 2010, we received a resignation from Ma Cheng Ji (“Jack”). Mr. Ji resigned as president, secretary, treasurer, chief executive officer and chief financial officer of the Corporation. Mr. Ji will remain as a member of the Corporation’s board of directors. Mr. Ji’s resignation was not the result of any disagreements with the Corporation regarding its operations, policies, practices or otherwise. As a result of Mr. Ji’s resignation, we appointed Brent Welke as president, chief executive officer and director of the Corporation.

  Brent Welke – President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer   and Director – From August, 2002 to present, Mr. Welke has been an attorney practicing various areas of law such as estates, class actions, consumer protection and bankruptcy, and post conviction criminal litigation. From April 2007 to August 2008, he was the chief executive officer of Agnova Corporation, a high tech soil supplement Corporation. As a chief executive officer, Mr. Welke’s responsibilities included overseeing the Corporation’s day-to-day activities.

  The Corporation’s board of directors now consists of Ma Cheng Ji and Brent Welke. There have been no transactions between the Corporation and Mr. Welke since the Corporation’s last fiscal year which would be required to be reported herein. There are no family relationships among our directors or executive officers.

  January 6, 2011 – Amendments to 8K dated September 8, 2010 – This report on Form 8K/A was filed to amend our current report on Form 8-K of August 23, 2010 (the "Original Form 8-K"), which was filed with the SEC on September 8, 2010. Accordingly, pursuant to rule 12b-15 under the Exchange Act, the Form 8-K/A contains revised text of the Original Form 10-Q, the cover page of which has been amended, as well as the current date and which revises the information contained in the Original 8-K which contained errors and includes additional information regarding our obligations under the agreements.

  January 31, 2010 – Entry into a Material Definitive Agreement – Acquisition or Disposal – On April 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration and mining property referred to as the Gao Feng Gold Mining Property by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Corporation, the beneficial owner of the property.

  On January 25, 2011, we received a report entitled “Geological Report of the Phase I Exploration Program on the Gaofeng Gold Property, Dexing City, Jiangxi, China” which is a summary of the work completed in 2010 with recommendations for a proposed second phase of exploration.

  The phase I exploration program undertaken between February 16 and March 3, 2010, consisted of the establishment of a full grid of the area with permanent posts for future reference, an airborne electromagnetic and magnetic survey of the Gaofeng property and included an area one kilometre north, south, east and west of the property boundaries with a number of rock, till and geological samples being taken from the area. All of the work contemplated under the phase I exploration program was completed with the exception of the diamond drilling. The drill rig that had been contracted ran into unexpected mechanical problems shortly after commencing work. As a result, the drill portion of the program was only marginally carried out. The parties verbally agreed to delay further diamond drilling until phase II. This allowed for a significant increase in the base geological work, a widening of the area subject to review and the taking of a greater number of samples for analysis. The overall evaluations of the previous exploration programs were confirmed. Although few mineral values of interest were determined, vein structures and significant conductors were followed off the property to the east and north. The strongest anomalies were confirmed as being along the north margin of the claim and were continually traced more than one kilometre north of the existing claims boundary.

  Phase I Exploration Program

  Phase I began by mapping the claims and digitization and Global Information System (GIS) referencing of all existing data on the claims including historical references. The GIS referencing system entailed the production of a database whereby all previous known work on the claims was entered into a computer matrix and correlated based on map coordinates. The results of phase I testing were then entered and correlated to historical data which allowed for certain conclusions as to the best targets and areas to explore in the future.

  Mineralization

  During the establishment of the grid a new showing was located approximately 400 metres northeast of the originally planned target area. The phase I exploration program carried out a small drill program prior to the total breakdown of the drilling rig completing five AQ-sized core drill holes in the area of the originally trenched area in the southeastern part of the property. This trench elongates in a northwesterly direction exposing an oxidized sulphide and quartz zone best developed in interflow metasediments and mafic metavolcanic rocks marginal to their contact with felsic metavolcanic rocks which are flow banded in part showings. The drilling returned no significant mineralization. The program included stream and till sampling of the drainages crossing the mineralization. The streams sampled were juvenile systems with much non- mineralized till contributing to the transported sediments in the creek beds. The results reflect anomalous Au and Ag values that are related to mineralization but are erratic in the downstream decay of values; there may be substantial contributions of unmineralized material due to fines from talus.

Geophysical Surveys

The VLF-Ground Magnetic survey was carried out over the showings and the interpretation suggested that there are three linear magnetic lows running roughly parallel to the surface expression of the mineralization. This was interpreted to mean possible magnetite destruction in the volcanics due to alteration that would reflect some vertical conduits of mineralization through the volcanic pile. The survey identified two electromagnetic conductive zones north and west of the current claims. Two small claim blocks were located for subsequent surface surveys; the first was located immediately east of a small hill located one kilometre north-northeast of the property. VLF-EM surveys were completed over a grid of 100 metre spaced north-south lines with instrument readings taken at intervals of 25 metres along the grid lines. An electromagnetic conductor, partially coincident with higher magnetic readings, was found in the area of the centre of the claims where there are quartz and sulphide showings which are exposed in a number of shallow pits and trenches. The second area was on the north side of another small hill 3 kilometres west-northwest of the current claims. Here, a strong electromagnetic conductor was found to be coincident with high magnetic response over a width of between 15 and 30 metres and an apparent strike length of 350 metres. The area is outside the current claim boundaries and ownership is unknown.

Surface geophysical surveys were undertaken. The survey grid established for this survey consisted of an east-west baseline (the southern boundary of the claims follows this baseline) and north-south survey lines at 100 metre intervals. This grid extends more than a kilometre north and east of the property and the north-south crosslines throughout the grid area extend several hundred metres to the north. A Max-Min electromagnetic survey, completed over the entire grid area, involved a coil separation of 200 metres and readings of two frequencies (444Hz and 1777Hz) were recorded at 25 metres intervals along the north-south grid lines. A major, in-phase and out-of-phase cross-over on both frequencies was identified on the easternmost grid line, 1 kilometre east of the eastern boundary of the property. This is coincident with a known exposure of quartz and sulphide mineralization in this area. A weaker in- and out-of-phase cross-over was encountered immediately south of an old lakebed adjacent to the current claims western boundary and in another area 600 metres further east. The cause of these is not known. A similar weak EM cross-over was detected immediately west of another known gold zone at the western limits of the grid some 1200 metres west of the current claim western boundary.

Conclusions

Mineralization on the Gaofeng mining property occurs along contacts between mafic metavolcanic rocks and felsic units. Based on the observed distribution of felsic and mafic metavolcanic rocks, a prospective and underexplored horizon is present in the central part of the claims area and may extend for a considerable distance both east and north of the current claims. Evidence for this are three known areas of mineralization east and north of the property plus a similar, parallel belt of similar geology featuring two zones several hundred metres north of the current area. Two principal styles of disseminated quartz and sulphide mineralization are present in the area. The mineralization exposed in the vein extension areas reviewed is below that which is typical of an exhalative, sulphide iron formation hosted mainly in cherty (sedimentary?) units. By contrast, the mineralization exposed in both the newly discovered trench areas is at least in part typical of contact type mineralization as evidenced by the presence of quartz and sulphides in skarnified limestone, further evidence that the felsic unit at both localities may be intrusive. The chemistry features higher cobalt values and low arsenic samples from the one trench while from the other trenches the characterization is of elevated arsenic values.

The Gaofeng property and surrounding area is considered to be underexplored. In view of the extension of favourable geology well beyond the boundaries of the current claims, plus the presence of several quartz gold bearing and sulphide zones east, west and north of the claims, it would be in order to acquire more ground prior to the initiation of further work on the Gaofeng property. The staking of an additional 50 mining claims extending east, west and north of the current property is recommended. If the staking of additional property is concluded not to be an option, it is recommended that no further work be undertaken and the property abandoned for lack of merit of the claims as presently owned.

Recommendations

The property is underlain by sediments and felsic volcanic tuffs along with visibly exposed quartz veining structures which is a favourable setting for gold mineralization. An IP anomaly occurs on the eastern and northern part of the property. A number of other adjacent induced polarization anomalies were outlined which suggest disseminated pyrite zones in bedrock, along with graphitic sediments. The overburden is in the order of 30 feet hence the I. P. responses are moderate. A follow-up diamond drill program is required to test the various anomalies.

It is proposed that a second phase be comprised of three parts – the staking of additional claims, the continuation of the exploration of the newly acquired claims and diamond drilling on the expanded property grouping:

Phase 2A	Stake an additional 50 mining claims to the east, west and north of the existing claims.
Phase 2B.	Repeat the phase I general exploration program on the newly acquired claims by establishing a base line with 25-metre stations and cross lines run every 50 metres for 100 metres each side of the baseline; geologically map the grid; conduct an electromagnetic survey over the grid with readings taken every 25 metres along the lines; rock, till and geochemically sample those areas determined by the geological and EM surveys.
Phase 2C	Diamond drill a total of 5,000 feet over selected targets determined from phase 2B. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses.

Phase 2A – Staking & Related	30,000
Phase 2A – Exploration & Geology	130,000
Phase 2C – Diamond Drilling	220,000
Total Costs for Phase 2	380,000

Although it is recommended that phase 2 be carried out in its entirety, it could be broken up over two years such that phases 2A & 2B be completed in the same year. Phase 2C could be postponed for one year depending on available funds. It is then recommended that a new third phase be undertaken to diamond drill the property to depth and test for continuation of discovered anomalies.

Phase 3.	The third phase of exploration would continue the diamond drill program if results from the phase 2 program remain positive. Cost of the third phase of exploration is estimated to be $350,000.

SUMMARY / CONCLUSIONS / DECISIONS

The Board of Directors has reviewed the report, contemplated the costs involved for future exploration of the property as well as considered the risk-reward prospects and had discussions with our Chinese partner Jiujiang Gao Feng Mining Industry Limited Corporation. The Board has decided that in light of the high cost of proceeding forward to a second phase of exploration given the high risk involved and the relatively lower risks attached to expending the equivalent funds on our Nevada properties, that it is no longer in the best interests of the Corporation to continue with the Gaofeng project given the inadequate results of the first phase of exploration. We elected to terminate the Option and Royalty Agreement with Jiujiang Gao Feng Mining effective January 31, 2011, and so notified Jiujiang of our decision. No further work will be carried out on the Gaofeng project by All American.

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

Date: April 11, 2011.

BY:	/s/ “Brent Welke”
BRENT WELKE, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors

BY:	/s/ “Jack Ma Cheng Ji”

Jack Ma Cheng Ji, Member of the Board of Directors