Form 10-K
period 2011-05-31
All American Gold Corp.
filed 2011-08-26
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-54008

ALL AMERICAN GOLD CORP.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 North High School Road, Suite 203
Indianapolis, IN 46214	_____________________
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (317) 926-4653 or (888) 755-9766

Issuer’s Web site: www.allamericangoldcorp.com

Issuer’s email address: allamericangoldcorp@gmail.com      or       info@allamericangoldcorp.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act
Yes [   ]     No [X]

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
Yes [   ]     No [X]

Issuer's revenues for its current fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 40,400,000 common shares at $0.10 = $4,040,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 96,175,000 common shares issued and outstanding as of the date of this report.

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

S-1 Registration Statement dated September 05, 2008 including audited financial statements to May 31, 2010; Exhibit 3.1 (Articles of Incorporation) dated May 17 2006, filed as an exhibit to All American’s Form S-1; Exhibit 3.2 (Bylaws) dated May 31 2006, filed as an exhibit to All American’s Form S-1; Exhibit 10.1 (Option To Purchase And Royalty Agreement between All American Gold Corp. and Jiujiang Gao Feng Mining Industry Limited Company) dated April 22 2007, filed as an exhibit to All American’s Form S-1; Exhibit 10.2 (Code Of Business Conduct & Ethics and Compliance Program) dated April 22 2007 filed as an exhibit to All American’s Form S-1; Exhibit 10.3 (First Amendment to Option to Purchase and Royalty Agreement) dated May 15 2010 incorporated by reference from our Annual Report on Form 10K filed on August 29, 2010;

Form 14A Information Circular and Proxy dated November 1, 2010 pertaining to the Corporation’s annual general meeting held in Hong Kong on November 26, 2010;

Schedule Def 14C Information Statement dated September 22, 2010, and filed on September 27, 2010, regarding amending our Articles of Incorporation to change the name of Osprey Ventures to “All American Gold Corp.”, amending our Articles of Incorporation to effect a ten (10) new for one (1) old forward stock split of our issued and outstanding common stock and amending our Articles of Incorporation to increase our authorized number of shares of common stock from 200 million shares to 800 million shares of common stock.

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

As used in this annual report, the terms “we”, “us”, “our” and “All American” mean All American Gold Corp. unless otherwise indicated.

All American is an exploration stage Corporation. There is no assurance that commercially viable mineral deposits exist on the claims we hold or may have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

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

PART I

Item 1.     Description of Business.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2011 we changed our name to All American Gold Corp. and effected an 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 700 North High School Road, Suite 203, Indianapolis, IN 46214. Our telephone number is (317) 926-4653 or (888) 755-9766 and our e-mail addresses are allamericangoldcorp@gmail.com or info@allamericangoldcorp.com.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our mineral property(ies) or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Our Current Business – Mineral Exploration – Mining Projects

Mineral Property Interests – State of Nevada – U.S.A. (with TAC and Minquest)

On August 23, 2010, we entered into three agreements with TAC Gold Inc. (“TAC”), a Canadian reporting issuer which trades on the Canadian National Stock Exchange (CNSX), in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

  A 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada subject to our making certain payments, share issuances and exploration expenditures through 2016. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty);
  A 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada subject to our making certain payments, share issuances and exploration expenditures through 2017. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and
  A right of first refusal on an exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12½ months to September 9, 2011, as amended on August 10, 2011.

A map of the overall locations of the three properties follows:

Belleville Property - Mineral County, Nevada

Pursuant to the terms of the agreement, we have assumed 70% of the obligations of TAC under their agreement with Minquest which consists of All American:

  Making payments in the aggregate amount of $170,000 in annual periodic payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement.
  Incurring exploration expenditures in the aggregate amount of $1,320,000 in annual amounts ranging from $120,000 to $400,000, to the seventh anniversary of the underlying option agreement.

In addition, TAC is required to make certain share issuances to Minquest under the terms of the option agreements between them (700,000 shares periodically over the terms of the agreement). We are obligated to reimburse TAC in either cash for the fair market value of the TAC shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due.

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Belleville agreement is as follows

All American’s Portion	(70% of total)		(70% of total)
Anniversary Date	Payment	Share Issuance	Property Expenditure

August 4, 2010	Paid by TAC	Paid by TAC	Paid by TAC
August 4, 2011	$20,000	TBD	$120,000
August 4, 2012	$30,000	TBD	$150,000
August 4, 2013	$30,000	TBD	$200,000
August 4, 2014	$40,000	TBD	$200,000
August 4, 2015	$50,000	TBD	$250,000
August 4, 2016	$0	TBD	$400,000

TOTALS	$170,000		$1,320,000

Technically we are in default of the agreement for not having issued shares to TAC and for not having paid the $120,000 property expenditure. However, TAC has not yet submitted the appropriate documentation for their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their submission by the end of the first full week of September at which time we intend to make our payment to TAC. Further, we are still awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in September, 2011 and will make whatever expenditures are required at that time. In the event that we elected to terminate the agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new agreement between Minquest and All American or terminate the agreement and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

The Belleville Project is approximately 175 miles southeast of Reno, Nevada, and approximately 250 miles northwest of Las Vegas, Nevada, located near recent and historic producing mines including the Candelaria Silver Mine, which is ten miles to the east, and the Marietta Mine, six miles to the west. Both of these past producing mines lie within the Walker Lane structural and mineral belt, as does the Belleville Project, which is comprised of 10 unpatented mining claims spanning 74 acres.

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

To date, exploration efforts at Belleville have consisted of a mapping and sampling program, geophysical surveys, and a limited reverse circulation drilling program completed in 2009. Three potential drill targets have been identified, one of which is the set of gold bearing shear zones described above. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. The third target occurs at the intersection of the mineralized structures with a major lithologic contact.

We are reviewing the results of the past drilling and exploration programs Drilling of the first phase is planned for late September, 2011 but a specific date has not, as yet, been determined. We are working with TAC and their JV partner Minquest on the development of a time line for the drilling program.

Goldfields West Property, Esmeralda County, Nevada

In regards to the agreement for the Goldfields West property, the obligations assumed consist of:

  Making payments in the aggregate amount of $398,000 in annual periodic payments ranging from $7,000 to $24,500, to the seventh anniversary of the underlying option agreement and initial payments totalling $307,000 (paid); and
  Incurring exploration expenditures in the aggregate amount of $770,000 in annual amounts ranging from $70,000 to $175,000, to the seventh anniversary of the underlying option agreement.

Upon payment of the $300,000 to TAC (paid as to $200,000 on September 14, 2010 and $100,000 on November 24, 2010 payment of which included a ‘credit’ for the annualized payment due at January 20, 2011), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described in the table below.

In addition, TAC is required to make certain share issuances to Minquest under the terms of the option agreement between them (1,000,000 shares periodically over the terms of the agreements). We are obligated to reimburse TAC in either cash for the fair market value of the TAC shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due.

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Goldfields West agreement is as follows:

All American’s Portion	(35% of total)		(35% of total)
Anniversary Date	Payment	Share Issuance	Property Expenditure

September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	TBD	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$398,000		$770,000

* included as part of the cost of the acquisition of the agreement and paid by TAC

Technically we are in default of the option agreement for not having issued shares to TAC and for not having made the $70,000 property expenditure. However, TAC has not yet submitted documentation for their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their submission by the end of the first full week of September at which time we intend to make our payment to TAC. Further, we are still awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in mid-September, 2011 and will make whatever expenditures are required at that time. In the event that we elected to terminate the option agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

The Goldfield West property is an advanced exploration property with defined targets comprised of 105 unpatented mining claims covering a total of 850 hectares or 2100 acres. It is approximately 3.5 hours northwest of Las Vegas, Nevada, by car; approximately 3 miles west of the town of Goldfield and adjacent to International Minerals (IMZ) Goldfield properties. It is easily accessed via well graded dirt roads.

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

We believe that the property has the potential to host a gold resource in these Tertiary age volcanic and volcanoclastic rocks. Surface samples collected from old workings and outcrops have exceeded 15 g/t.

Late in 2010 we completed the drilling of one deep hole into each of the Nevada Eagle (northern) (hole number 1001) site and the South target (hole number 1002) - the first of a permitted 21 hole program on the Goldfield West property. These two holes consisted of RC (reverse circulation) drilling to a depth of approximately 700 feet and then core drilling to a depth of 1,200 to 1,500 feet. Both 1001 and 1002 encountered thick sections of highly anomalous gold with 1001 having 465' of +0.1 g/t gold and 1002 having 385' of the same. The best 5 foot sample was 0.477 g/t gold in 1001 and 1.450 g/t gold in 1002. The mineralization in 1001 is much more associated with permeable host rock than with structure. Hairline quartz-sulfide veinlets are present but rare in 1001. Gold is related to three separate horizons in 1001 which appear to be more permeable hosts. The basal section of the volcanics is one of these anomalous horizons and verifies the theory of a good host at the base of the volcanics. Mr. Richard Kern, the geologist in charge of drilling states, “These results are a verification of the Gemfield model. We have a large cloud of low-grade gold and we need to vector into the higher grade portion of the system. Drilling more deep holes, concentrating on the structures and dikes found with the geophysics is the next step at Nevada Eagle (north target).”

At the South target the gold in 1002 occurs in two separate zones. The first is in permeable tuffaceous sediments with no appreciable structure while the deeper zone is associated with densely welded tuffs that form open-spaced quartz-sulfide veins when fractured. There are numerous veinlets in this lower zone, but each veinlet is very narrow and indicates that the drill hole did not intersect a major structure. No basal volcanic gold anomaly occurs in 1002. The next phase for the South target is to drill a fence (or 2) of angle drill holes (2-3 holes per fence) across the major structure defined by geophysics. The holes should test both mineralized horizons, but don't need to go to the base of the volcanics.

These drill results help to define favourable host stratigraphy as well as further zero in on gold-bearing structures. The technical information in this drill program has been reviewed and approved by Mr. Richard Kern, B.Sc., M.Sc., P. Geo., Registered Geologist - Nevada & California; a ‘qualified person’, as defined by Canadian National Instrument 43-101, “Standards for Disclosure of Mineral Projects”, unless otherwise noted.

Goldfield West has been permitted for a total of 21 holes and drilling will continue in order to further define the overall potential of the property. A work program which is scheduled to begin in mid September is currently being established. Once the results of the above noted drill holes assays have been released and we have further opportunity to study their implications further exploration work will be scheduled for the project in concert with TAC and Minquest.

Iowa Canyon Property

We also hold a right of first refusal on an exploration property called the “Iowa Canyon” property in Lander County, Nevada through to August 23, 2011, which is located approximately 30 miles southeast of the Cortez Hills deposit and within 20 miles of the Cove-McCoy mine.

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

This Project represents a high-quality exploration opportunity. The system correlates well with other nearby mineralizing centers. Gold and silver mineralization is found in upper and lower plate rocks, hypabyssal dikes or sills, and within Tertiary volcanics and volcanoclastics.

Drilling has identified gold and silver jasperoids within upper and lower plate sediments, as well as gold and molybdenum-rich porphyry dikes. A single drill hole on the western side of the property contains up to 800 parts per million (ppm) molybdenum and 0.2 grams per ton gold over ten foot widths. The lower plate Hanson Creek Formation, a favorable host rock for Carlin style mineralization, has been identified in outcrop as well as drilling on the north, east and west portions of the Iowa Canyon Property.

Plans for the property have not yet been concluded and we will not formulate specific plans until we have had the opportunity to fully review all the available information on the property. Subsequent to the end of the fiscal year, on August 15, 2011, TAC Gold provided an extension of the date of termination of the first right of refusal to allow us to complete a review of the data available on the property and to reach a decision as to how we will proceed. We are currently interested in negotiating a percentage interest in the property and are currently working with TAC to agree to percentages and costs to enter into an option agreement on the property.

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

On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011. See page 15 for a review of management’s discussion on the reasons for the termination of the project.

No further payments or consideration are required as a result of the termination of the agreement.

We do not claim to have any ores or reserves whatsoever at this time on any of our mineral properties.

Item 1A Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

1.     We need to continue as a going concern if our business is to succeed.

Our registered public accounting firm’s report to our audited financial statements for the year ended May 31, 2011, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of sufficient working capital, significant operating losses, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.

2.     Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims.

3.     Because we have limited business operations, we face a high risk of business failure.

We are preparing to commence exploration on our Belleville property in the near term. Therefore, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on May 17, 2006, and have been involved primarily in organizational activities, acquisition and exploration of our mineral properties. We have not earned any revenues as of the date of this Annual Report on Form 10-K.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

4.     We lack an operating history and we expect to have losses in the future.

We have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

  Our ability to locate a profitable mineral property
  Our ability to generate revenues; and
  Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future.

5.     Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

6.     If we become subject to onerous government regulation or other legal uncertainties, our business will be negatively affected.

There are several governmental regulations that materially restrict mineral property exploration and development. Under the mining laws of Nevada, we are required to obtain work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

7.     We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

8.     Because the SEC imposes additional sales practice requirements on brokers who deal in our shares because they are classed as penny stocks, some brokers may be unwilling to trade them. Thus you may have difficulty in reselling your shares and which may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

9.     Rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations and could prevent us from working.

While we do not plan to conduct our exploration year round, it is possible that when we plan to proceed with exploration that snow or rain could cause roads leading to our claims to be impassable. When roads are impassable, we are unable to work.

10.   As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

11.   Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

12.   Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2.     Properties

Our principal office is located at 700 North High School Road, Suite 203, Indianapolis, IN 46214. Our telephone number is (317) 926-4653 or (888) 755-9766. Our principal office is provided by our senior officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

We hold the following property interests:

  A 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada subject to our making certain payments, share issuances and exploration expenditures through 2016. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty);
  A 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada subject to our making certain payments, share issuances and exploration expenditures through 2016. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and
  A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Ladner County, Nevada for period of 12 months to August 23, 2011.

Item 3.     Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to All American.

Item 4.     Submission of Matters to a Vote of Security Holders

Our last Annual General Meeting (“AGM”) was held on November 26, 2010, at which time stockholders approved the following actions:

1.	received the financial statements of the Corporation for its financial year ended May 31, 2010, together with the report of the independent auditors thereon;
2.	fixed the number of directors at two for the coming year;
3.

elected one director, Ma Cheng Ji, to serve until the next Annual General Meeting of Shareholders or until his respective successor(s) is/are elected or appointed; subsequent to the AGM, on December 1, 2010, Mr. Ma, resigned as an officer and Mr. Brent Welke was appointed as a director and became senior officer (president, secretary and treasurer) of the Corporation;

4.	ratified the appointment of M&K CPAs, PLLC, of Houston, Texas to act as independent certifying accountants and auditors of the Corporation for the financial year ended May 31, 2011.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock became available for quotation on the Over-the-Counter Bulletin Board (“the OTC-BB” or “BB”) under the symbol “AAGC” on October 15, 2010 – they previously traded under the symbol OSPR commencing on June 30, 2010. The market for our common shares is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted on the OTC-BB quotation service. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
September 30, 2010	$0.095	$0.095
November 30, 2010	$0.095	$0.095
February 29, 2011	$0.40	$0.40
May 31, 2011	$0.50	$0.40

Our common shares are issued in registered form through Madison Stock Transfer, Inc. of 1688 East 16th Avenue, Suite 7, Brooklyn, NY 11229-0145 which is our stock transfer agent. They can be contacted by telephone at (718) 627-4453 and by facsimile at (718) 627-6341.

On May 31, 2011, the shareholders' list of our common shares showed 19 registered shareholders holding 71,550,000 shares with a further 21,350000 shares being held by broker-dealers. There are 92,900,000 shares outstanding.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Wyoming on May 17, 2006 as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2011, we changed our name to All American Gold Corp. and effected a 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 700 North High School Road, Suite 203 Indianapolis, IN 46214. Our telephone number is (317) 926-4653 or (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our mineral properties or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Mining Property - China

On April 22, 2007, amended on May 15, 2010, we optioned a 25 percent interest in the Gao Feng Mining Property in Jiangxi Province, China, consisting of a mining claim block covering 3.73 sq. km or 921 acres by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Company, the beneficial owner of the property. Under the terms of the agreement, Jiujiang granted to All American the right to acquire 25% of the right, title and interest of Jiujiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a) All American, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2011 (paid and field work completed on March 3, 2011); b) All American, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2011; c) All American shall allot and issue 1,000,000 shares in the capital of All American to Jiujiang upon completion of a phase I exploration program as recommended by a competent geologist; d) Upon exercise of the option agreement, All American will pay to Jiujiang US $25,000 per annum as pre-payment of the net smelter return, effective May 31, 2012; e) All American will pay to Jiujiang an annual royalty equal to three percent (3%) of NSR; and f) All American has the right to acquire an additional 26% of the right, title and interest in and to the Property by the payment of US $25,000 and by incurring an additional US $100,000 in exploration expenditures on the Property on or before May 31, 2012.

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

Mineralization

During the establishment of the grid a new showing was located approximately 400 metres northeast of the area of the originally planned target area.

The phase I exploration program carried out a small drill program prior to the total breakdown of the drilling rig completing five AQ-sized core drill holes in the area of the originally trenched area, in the southeastern part of the property which elongates in a northwesterly direction exposing an oxidized sulphide and quartz zone best developed in interflow metasediments and mafic metavolcanic rocks marginal to their contact with felsic metavolcanic rocks which are flow banded in part showings. The drilling returned no significant mineralization.

The program included stream and till sampling of the drainages crossing the mineralization. The streams sampled were juvenile systems with much non-mineralized till contributing to the transported sediments in the creek beds. The results reflect anomalous gold and silver values that are related to mineralization but are erratic in the downstream decay of values; there may be substantial contributions of unmineralized material due to fines from talus.

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

A Max-Min electromagnetic survey, completed over the entire grid area, involved a coil separation of 200 metres and readings of two frequencies (444Hz and 1777Hz) were recorded at 25 metres intervals along the north-south grid lines. A major, in-phase and out-of-phase cross-over on both frequencies was identified on the easternmost grid line, 1 kilometre east of the eastern boundary of the property. This is coincident with a known exposure of quartz and sulphide mineralization in this area. A weaker in- and out-of-phase crossover was encountered immediately south of an old lakebed adjacent to the current claims western boundary and in another area 600 metres further east. The cause of these is not known. A similar weak EM cross-over was detected immediately west of another known gold zone at the western limits of the grid some 1200 metres west of the current claim western boundary.

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

Two principal styles of disseminated quartz and sulphide mineralization are present in the area. The mineralization exposed in the vein extension areas reviewed was below that which is typical of an exhalative, sulphide iron formation hosted mainly in cherty (sedimentary?) units. By contrast, the mineralization exposed in both the newly discovered trench areas is at least in part typical of contact type mineralization as evidenced by the presence of quartz and sulphides in skarnified limestone, further evidence that the felsic unit at both localities may be intrusive. The chemistry features higher cobalt values and low arsenic samples from the one trench while from the other trenches the characterization was of elevated arsenic values.

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

A proposed second phase would be comprised of three parts – the staking of additional claims, the continuation of the exploration of the newly acquired claims and diamond drilling on the expanded property grouping:

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

SUMMARY

The Board of Directors has reviewed the report, contemplated the costs involved for future exploration of the property as well as considered the risk-reward prospects and had discussions with our Chinese partner Jiujiang Gao Feng Mining Industry Limited Company. The Board has decided that in light of the high cost of proceeding forward to a second phase of exploration given the high risk involved and the relatively lower risks attached to expending the equivalent funds on our Nevada properties, that it is no longer in the best interests of the Corporation to continue with the Gaofeng project given the poor results of the first phase of exploration. We have elected to terminate the Option and Royalty Agreement with Jiujiang Gao Feng Mining effective January 31, 2011, and have so notified Jiujiang of our decision. No further work will be carried out on the Gaofeng project by All American.

DECISION ON PROJECT”S FUTURE

On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011.

No further payments, consideration or share issuances are required as a result of the termination of the agreement. The 1,000,000 shares that were contemplated as to be issued upon the conclusion of the phase I exploration program were not issued and will not be issued following the termination of the agreement.

Mineral Properties – United States of America

We hold interests in the Belleville property and the Goldfield West property subject our making certain payments, share issuances and exploration expenditures through 2016 and 2017 respectively and hold a right of first refusal on a property known as the “Iowa Canyon” property. For a description of the agreements, please see the section entitled “Our Current Business” on pages 5 to 8 above.

Belleville Property

Location and Access

The Belleville project lies about equidistant from the towns of Hawthorne and Tonopah (approximately 60 miles to either). It is situated in T4N, R34E, Mineral County, Nevada, about 175 miles south-southeast of Reno and approximately 250 miles northwest of Las Vegas (see Figure 1, Location Map). Labor force, drill water and supplies would be available from Tonopah or Hawthorne, Nevada. Access is from Nevada SR 360, which junctions with US 95 about 12 miles north of the old abandoned mining and milling site of Belleville. From just south of Belleville, an unimproved gravel road heads westward across an alluvial fan and accesses the eastern part of the claims. The remainder of the claim block is not accessible by vehicle.

Elevations range from 5,600 feet at the range front to over 6,200 feet on the ridges to the west. Vegetation is sparse; range front is relatively steep and drainages are typically steep and rocky. The climate is typical high desert, western Nevada, with hot summers, cool evenings and some snow in the winter, especially at higher elevations. Exploration or mining could be conducted year round. The project is comprised of ten, unpatented mining claims (approximately 75 acres) on land administered by the US Bureau of Land Management (BLM).

Figure 1 – General Location of Belleville Property – Esmeralda County, Nevada

Description of Agreement

In order to maintain the 70% interest in the Belleville property, we are required to make aggregate cash payments of $170,000 over a six year period and incur an aggregate of $1,320,000 in exploration expenditures over a seven year period.

Pursuant to the underlying option agreement between TAC and Minquest, TAC is required to issue an aggregate of 700,000 shares of its common stock to Minquest over the term of the underlying agreement. Pursuant to our agreement with TAC, we are obligated to reimburse TAC in either cash or restricted shares of our common stock for the fair market value of the TAC shares that are issued to Minquest.

Below is a detailed schedule of the payments, exploration expenditures and stock issuances that are required under the agreement for the Belleville property between our company and TAC.

All American’s Portion	(70% of total)		(70% of total)
Anniversary Date	Payment	Share Issuance	Property Expenditure

August 4, 2010	Paid by TAC	Paid by TAC	Paid by TAC
August 4, 2011	$20,000	TBD	$120,000
August 4, 2012	$30,000	TBD	$150,000
August 4, 2013	$30,000	TBD	$200,000
August 4, 2014	$40,000	TBD	$200,000
August 4, 2015	$50,000	TBD	$250,000
August 4, 2016	$0	TBD	$400,000

TOTALS	$170,000		$1,320,000

Technically we are in default of the agreement for not having issued shares to TAC and for not having paid the $120,000 property expenditure. However, TAC has not yet submitted documentation for their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their submission by the end of the first full week of September at which time we intend to make our payment to TAC. Further, we are still awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in September, 2010 and will make whatever expenditures are required at that time. In the event that we elected to terminate the agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new agreement between Minquest and All American or terminate the agreement and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

History and Plan of Operation

To date, exploration efforts at Belleville have consisted of a mapping and sampling program, geophysical surveys, and a limited reverse circulation program completed in 2009. Three potential drilling targets have been identified, one of which is a set of gold bearing shear zones. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. Belleville's third target occurs at the intersection of the mineralized structures with a major lithologic contact. Drilling is planned for a later in 2011 but a specific date has not, as yet, been determined. We are working with TAC and their JV partner Minquest on the development of a time line for the drilling program and expect to see the program started in mid to late September, 2011.

Mineralization

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

Significant gold and silver mineralization has so far been detected only within the NESW trending shear/vein systems described above. Although these shears are rarely more than a few feet wide, they persist for at least 1000 feet along strike. Surface samples were mainly grab samples from prospect pits and dumps. Sampling of the many short adits that occur on the property consisted of chip channel sampling across the ceilings (backs) which gives information on width as well as grade. All adit samples were across the veins using a 2.0 foot width (0.6 meters).

Adit sampling shows the northern vein zone to be the strongest. Within this zone adit BA-3 shows the best values with a high of 7.29 ppm gold. This part of the vein appears to be bending to the left which is consistent with dilation of a left lateral fault. This area is considered the best portion of a drilling target that extends from above the range front approximately 1,200 feet to the southwest. At the range front the structure is present but appears to be only weakly altered. This is the second drilling target defined at Belleville.

Examination of the surface geology within the Belleville project reveals a disconformable contact between a meta-andesite/basalt unit and underlying lithologies. This unit appears to sit unconformably not only on the slightly older meta-sediments and meta-volcanics, but also upon the gold-bearing shears. This scenario could produce a ‘pooling’ of mineralization underneath the meta-andesite, with the meta-andesite acting as a physical barrier to ascending mineral fluids. This is the third drilling target defined at Belleville.

Goldfield West Property

Location and Access

The Goldfield West Property is an advanced exploration property with defined targets comprised of 105 unpatented mining claims covering a total of 850 hectares, or 2100 acres. The property is located approximately 3.5 hours northwest of Las Vegas, Nevada, by car, and approximately 3 miles west of the town of Goldfield. The Goldfield West property is accessible by well-graded dirt roads.

Figure 2, General Location of Goldfield West Property – Nevada

Description of Agreement

In order to maintain the 35% interest in the Goldfield West property, we are required to make the following payments:

1.	to pay TAC $200,000 on the date of execution of the agreement (paid on September 14, 2010) and $100,000 by November 21, 2010 (paid on November 24, 2010);
2.	aggregate cash payments of $98,000 over a seven year period; and;
3.	incur an aggregate of $770,000 in exploration expenditures over a seven year period.

Upon payment of the $300,000 to TAC (paid as to $200,000 on September 14, 2010 and $100,000 on November 24, 2010), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period.

Pursuant to the underlying option agreement between TAC and Minquest, TAC is required to issue an aggregate of 1,100,000 shares of its common stock to Minquest over the term of the underlying option agreement. Pursuant to our agreement with TAC, we are obligated to reimburse TAC in either cash or restricted shares of our common stock for the fair market value of the TAC shares that are issued to Minquest.

Below is a detailed schedule of the payments, exploration expenditures and stock issuances that are required under the agreement for the Goldfield West property between our company and TAC.

All American’s Portion	(35% of total)		(35% of total)
Anniversary Date	Payment	Share Issuance	Property Expenditure

September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	TBD	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$398,000		$770,000

* included as part of the cost of the acquisition of the agreement and paid by TAC

Technically we are in default of the option agreement for not having issued shares to TAC and for not having paid the $70,000 property expenditure. However, TAC has not yet submitted the documentation for their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their submission by the end of the first full week of September at which time we intend to make our payment to TAC. Further, we are still awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in mid-September, 2010 and will make whatever expenditures are required at that time. In the event that we elected to terminate the option agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

Plan of Operation

Goldfield West has been permitted for a total of 21 holes and drilling will continue in order to further define the overall potential of the property. Once the results of the drill hole assays have been released and we have further opportunity to study their implications further exploration work will be scheduled for the project in concert with TAC, the operator, and Minquest.

Mineralization

Geologically, the Goldfield West property encompasses an area of Tertiary volcanic and volcanoclastic rocks. The USGS (US Geological Survey) and several mineral exploration companies hypothesize that the western edge of a caldera rim runs through the property. Historic work conducted has led to the completion of 138 drill holes. Combined geophysical surveys, geochemical sampling and 23 reverse circulation drill holes within the Nevada Eagle and South targets have tended to confirm the existence of a gold-bearing hydrothermal system associated with the argillization and silification of host rocks proximal to feeder structures.

Iowa Canyon Property

We hold a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada through to September 8, 2011. The Iowa Canyon property represents a nearly untested exploration opportunity. Recent exploration efforts have discovered multiple episodes of precious metals mineralization over a district-wide scale. Gold is hosted in a variety of rock types including silicified Tertiary volcanic and volcanoclastic sediments, quartz veins, quartz stockwork zones, carbon-rich Paleozoic sediments, and as jasperoid replacements of lower plate calcareous sediments.

This project represents a high-quality exploration opportunity. The system correlates well with other nearby mineralizing centers. Gold and silver mineralization is found in upper and lower plate rocks, hypabyssal dikes or sills, and within Tertiary volcanics and volcanoclastics.

Drilling has identified gold and silver jasperoids within upper and lower plate sediments, as well as gold and molybdenum-rich porphyry dikes. A single drill hole on the western side of the property contains up to 800 parts per million (ppm) molybdenum and 0.2 grams per ton gold over ten foot widths. The lower plate Hanson Creek Formation, a favorable host rock for Carlin style mineralization, has been identified in outcrop as well as drilling on the north, east and west portions of the Iowa Canyon Property.

Plans for the property have not yet been concluded and we will not formulate specific plans until we have had the opportunity to fully review all the available information on the property.

Figure 3 - General Location of Iowa Canyon Property – Lander County, Nevada

RESULTS OF OPERATIONS

		Year Ended May 31
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$407,884		$77,051
Net Profit (Loss)		$(407,884)		$(77,051)

COMMON SHARES: Since inception we have used common stock, notes payable, a convertible debenture and an advance from a related party to raise money for our optioned mineral acquisitions and corporate expenses. Net cash provided by financing activities in the current fiscal year ended May 31, 2011 was $375,500 of which $355,500 was provided by a convertible debenture and a $20,000 advance from a related party. Net cash provided by financing activities from inception on May 17, 2006, was $514,500 ($119,000 as proceeds received from sales of our common stock $355,000 through a convertible debenture plus a net borrowing of $40,000.

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2011 and 2010 are outlined in the table below:

	Year Ended May 31
	2011	2010
Exploration of mining property – China	$ 0	$ 20,000
Exploration of mining property – U.S.A.	303,807	0
Banking and related charges	753	337
Loss on currency exchange	(48)	(3)
Interest expense – promissory note & advances	1,000	868
Interest expense – convertible debenture	10,301	0
Consulting	4,500	15,000
Professional Fees	36,065	13,952
Office Expenses	8,457	8,334
Management Fees	18,500	4,752
Registration and Filing Fees	15,260	2,895
Transfer Agent	3,229	5,975
Public relations	4,729	0
Travel and Meals	1,331	4,941
TOTAL	$407,884	$77,051

Operating expenses for the year ended May 31, 2011, increased by 429% compared to the similar period in 2010. During the past year we continued our business plan, completed the exploration work on our China property and acquired interests on three other mineral resource properties in the United States. Professional services fees and costs were incurred for our future development, for expenses related to rendering our common stock to be eligible for electronic trading and certain organizational matters to take the Corporation out of shell status.

During the year ended May 31, 2011, All American incurred operating expenses of $407,884 as compared to $77,051 for the prior year and a total of $540,684 for the period from inception on May 17, 2006, to May 31, 2011. The costs incurred can be further subdivided into the following categories.

EXPLORATION OF MINING PROPERTY – CHINA: No costs were incurred in the past year pertaining to the phase I exploration program on our optioned exploration property in China ($20,000 was expended for the similar period in 2010), the Gao Feng gold property, but we did receive the results of the phase I exploration program which, given the inadequate results and high costs of moving forward, caused us to terminate the option (further discussion above). From inception on May 17, 2006, we have incurred a total of $20,000 in resource property exploration expenses in China. This cost category will have no further costs incurred in the future.

GOLDFIELD WEST EXPLORATION AND ACQUISITION EXPENSES: $300,000 was paid during the past year as part of the acquisition and initial exploration and filing expenses of the Goldfield West acquisition in Nevada and an additional $3,087 was paid for miscellaneous costs associated with the exploration of the property. No such costs were expended in the year ended May 31, 2010. We have incurred a total of $303,087 in acquisition and exploration costs on the property to date. For the period May 17, 2006 (inception), through May 31, 2011, All American has incurred $303,087 in total on expenses in the acquisition of the agreement and initial exploration costs on the Goldfields West property.

BELLEVILLE and IOWA CANYON EXPLORATION AND ACQUISITION EXPENSES: $0 (nil) was paid in the current year as part of the exploration or acquisition expenses of either of the Belleville or Iowa Canyon acquisitions in Nevada and no such costs were expended in the year ended May 31, 2010. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $0 (nil) in total on expenses in the acquisition of the property or the exploration of the Belleville or Iowa Canyon properties.

BANKING AND RELATED CHARGES: $753 in banking and related charges were incurred in the current fiscal year while $337 was incurred for the year ended May 31, 2010. For the period May 17, 2006 (inception), through May 31, 2011, All American has incurred a total of $1,663 on such expenses.

LOSS ON CURRENCY EXCHANGE: All American incurred a $48 gain in currency exchange for the year ended May 31, 2011, and gained $3 for the year ended May 31, 2010. From inception on May 17, 2006, to May 31, 2011, we have incurred a total of $729 in losses on currency exchange.

INTEREST EXPENSE – PROMISSORY NOTES AND ADVANCES: During fiscal 2010 - 2011 a director, through a wholly owned corporation loaned $30,000 to All American in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2012. Interest costs of $1,000 regarding notes payable and advances from officers and other related parties which had been arranged in prior fiscal years as well as the referenced advance were incurred in the current fiscal year; $868 was incurred for the period ended May 31, 2010. All other advances and loans were paid in full, including accrued interest, prior to the end of the year. For the period May 17, 2006 (inception), through May 31, 2011, All American has incurred a total of $2,644 on such expenses.

INTEREST EXPENSE – CONVERTIBLE DEBENTURE / NOTE: On November 10, 2010, the Corporation issued $355,500 in a non-interest bearing convertible debentures to a single creditor in exchange for cash proceeds used to make the payment due to TAC under the Goldfields agreement in the amount of $300,000 as well as $55,500 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, may be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500. During the year ended May 31, 2011, the Corporation accreted interest of $10,301. There were no similar charges or accretions in the past. As of May 31, 2011, the carrying value of the convertible notes totaled $247,301. From inception on May 17, 2006, we have incurred a total of $10,301 in interest accretable on such notes. In the future, this cost category will change based on financing activities.

CONTRIBUTED ADMINISTRATIVE SUPPORT: No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2011, or 2010. For the period May 17, 2006 (inception), through May 31, 2011, a total of $300 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. The Corporation’s first president periodically contributed administrative services to the Corporation for the period from inception up to and including May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed.

CONSULTING FEES: We incurred $4,500 in consulting fees for the year ended May 31, 2011, and $15,000 for the year ended May 31, 2010. For the period May 17, 2006 (inception), through May 31, 2010, $19,500 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities. During the past year the fees were incurred mainly for advice on potential acquisitions and listing and quotation service options available to All American as well as services relating to the electronic trading of our common stock.

OFFICE EXPENSES: $8,457 in office costs were incurred in the past year. By comparison, $8,334 was incurred for the previous fiscal year ended May 31, 2010. For the period May 17, 2006 (inception), through May 31, 2011, a total of $20,704 has been spent on office related expenses. Such expenses include telephone, courier, photocopying, office supplies, trade publication subscriptions and general office costs.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the years ended on May 31, 2011, and 2010. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $36,065 in professional fees for the fiscal year ended on May 31, 2011, and $13,952 in the previous fiscal year. From inception to May 17, 2006, we have incurred $85,335 in professional fees mainly spent on legal, consulting and accounting matters. This expense category will vary depending on corporate capital raising activities.

CORPORATE SERVICES: No corporate service costs were incurred for the years ended May 31, 2011, or 2010. For the period May 17, 2006 (inception), through May 31, 2011, All American has spent a total of $5,000 on such expenses.

REGISTRATION AND FILING FEES: We incurred $15,260 in registration and filing fees for the year ended May 31, 2011, and $2,895 for the year ended May 31, 2010. For the period May 17, 2006 (inception), through May 31, 2010, $22,183 was recorded for such costs. This category will vary from year to year dependent on the filing activities of the Company with various regulators.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2009, we entered into a management services agreement with James Yiu, our former senior officer and director to manage the affairs of All American through the payment of HK $5,000 per month (approximately US $645) which agreement was terminated on December 31, 2009, with Mr. Yiu resigned as an officer and director one year later to pursue other business interests. On December 1, 2010, the Corporation entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the affairs of the Corporation. As compensation, we agreed to pay Mr. Welke $1,000 per month, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. $18,500 in management fee costs were incurred in the current year, which includes the deemed value of the 2,500,000 shares of common stock issued to Mr. Welke under his consulting agreement, while $4,752 was incurred for the year ended May 31, 2010. For the period May 17, 2006 (inception), through May 31, 2010, All American has incurred $26,477 on management fees and compensation. Subsequent to the end of the fiscal year, on July 1, 2011, Dr. Gaspar R. Gonzalez, Jr. was appointed a director and assumed the position of Treasurer and Chief Financial Officer upon the resignation of Mr. Welke from those positions. Dr. Gonzalez was issued 2,000,000 shares of the Corporation’s common stock at a deemed price of $0.40 per share and will be paid $1,000 per month under a three year consulting agreement that was entered into between he and All American on July 1, 2011.

TRANSFER AGENT FEES: $3,229 was spent on transfer agent costs and attendant expenses in the year ended on May 31, 2011, while $5,975 was spent in the corresponding period for 2010. For the period May 17, 2006 (inception), through May 31, 2011, a total of $9,204 has been spent on transfer agent expenses.

TRAVEL, MEAL AND PUBLIC RELATIONS EXPENSES: $6,060 was spent in travel, meal and public relations costs in the year ended on May 31, 2011, while $4,941 was spent in the corresponding period for 2010. For the period May 17, 2006 (inception), through May 31, 2011, a total of $12,537 has been spent on travel, meal and public relations expenses.

RESEARCH AND DEVELOPMENT: All American has not incurred any expenses for research and development since inception on May 17, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2010 - 2011 or from the date of inception.

At the end of the current fiscal year, May 31, 2011, and as of the date of this report, All American had 96,175,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital
	At May 31, 2011	At May 31, 2010
Current Assets	$11,013	$10,126
Current Liabilities	$301,397	$23,626
Working Capital	$(290,384)	$(13,500)

Cash Flows
	At May 31, 2011	At May 31, 2010
Net Cash Used in Operating Activities	$(374,513)	$(82,129)
Net Cash Provided by (Used In) Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$375,500	$90,959
Increase (Decrease) In Cash During The Period	$987	$8,830

As of May 31, 2011, our company had a working capital deficit of $290,384.

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to May 31, 2011, was $499,500 as a result of proceeds received from the sale of our common stock ($119,000), proceeds of a convertible debenture ($355,500) and the net amount of advances from officers and related parties ($25,000). During that same period, the following table indicates how those proceeds have been spent to date:

Exploration activities – China	$ 20,000
Exploration activities – U.S.A.	303,807
Banking and related charges	1,663
Loss on currency exchange	729
Interest expense – promissory note & advances	2,644
Interest expense – convertible debenture / note	10,301
Consulting	19,500
Office expenses	20,704
Organizational costs	300
Professional fees	85,335
Corporate services	5,000
Registration and filing fees	22,183
Management fees	26,477
Transfer agent	9,204
Travel, meals and public relations	12,537
Total Use of Proceeds to May 31, 2011	$540,384

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception which this is likely to continue through fiscal 2011 – 2012. Management projects that we may require $500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$100,000
Belleville exploration expenses	150,000
Goldfield West exploration expenses	150,000
Working capital	100,000
Total	$500,000

As at May 31, 2011, we had a working capital deficit of $290,384. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through private placements of our stock or prospectus offerings, loans or advances from officers, directors and shareholders and the possible sale of part of our interest in our mineral properties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2011.

Financial Instruments
At May 31, 2011, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2011, and for the period May 17, 2006 (date of inception), through May 31, 2011, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

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

Fair Value of financial Instruments.
ASC disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

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

Recent Accounting Pronouncements

ASC Topic “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” became effective on September 15, 2009. This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded and, accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In February 2009, the FASB issued ASU No. 2011-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2011-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2011-06, “Improving Disclosures about Fair Value Measurements” which amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2011-06 did not have a material impact on the Company’s financial statements.

In June 2009, ASC Topic “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic was effective for fiscal years beginning after November 15, 2010. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

Effective June 30, 2009, we adopted a new accounting standard related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on our financial statements.

In May 2009, ASC Topic “Subsequent Events” was issued which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The topic also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The topic is effective for interim and annual periods ending after June 15, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events were reviewed through the date the financial statements were issued. See note 8 for events occurring subsequent to May 31, 2011.

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

The Report of Independent Registered Public Accounting Firm by M&K CPAs, PLLC, for the audited financial statements for the years ended May 31, 2011, and 2010 is included herein immediately preceding the audited financial statements.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the fiscal years ended May 31, 2011, and May 31, 2010, and
Inception on May 17, 2006, to May 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
All American Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of All American Gold Corp. (an Exploration Stage Company) as of May 31, 2011 and May 31, 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period May 17, 2006 (inception), through May 31, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period May 16, 2006 (inception), through May 31, 2011, include total revenues of $0 and a net loss of $540,684. Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period May 17, 2006 (inception), through May 31, 2008, insofar as it relates to amounts for prior periods through May 31, 2008, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Gold Corp. as of May 31, 2011 and 2010, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 26, 2011

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

	May 31, 2011	May 31, 2010

ASSETS

CURRENT ASSETS
Cash	$9,913	$8,926
Prepaid expenses	1,100	1,200
TOTAL ASSETS	$11,013	$10,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to an officer and director	$30,000	$20,000
Due to a non-related party	10,000	-
Convertible note and interest, net of discount	247,301	-
Accounts payable and accrued liabilities	14,096	3,626

TOTAL LIABILITIES	301,397	23,626

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized 800,000,000 shares of common stock, $0.001 par value, Issued and outstanding 92,900,000 & 72,000,000 shares of common stock at May 31, 2011, and 2010, respectively	92,900	90,400
Additional paid-in capital	157,400	110,260

Deficit accumulated during the exploration stage	(540,684)	(132,800)
Total stockholders’ equity (deficit)	(290,384)	(13,500)
Total Liabilities and Stockholders’ Equity (Deficit)	$11,013	$10,126

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			results of
			operations from
	Twelve Months	Twelve Months	May 17, 2006
	ended	ended	(inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

EXPENSES

Exploration mining property - China	$-	$20,000	$20,000
Exploration mining property - USA	303,807	-	303,807
Bank charges	753	337	1,663
Loss on currency exchange	(48)	(3)	729
Interest expense - promissory notes & advances	1,000	868	2,644
Interest expense – convertible debenture	10,301	-	10,301
Contributed administrative support (note 4)	-	-	300
Consulting	4,500	15,000	19,500
Office	8,457	8,334	20,704
Organizational costs	-	-	300
Professional fees	36,065	13,952	85,335
Corporate services	-	-	5,000
Public relations	4,729	-	5,519
Registration and filing fees	15,260	2,895	22,183
Management fees	18,500	4,752	26,477
Transfer Agent	3,229	5,975	9,204
Travel and meals	1,331	4,941	7,018

Total expenses	407,884	77,051	540,684

NET LOSS FOR THE PERIOD	$(407,884)	$(77,051)	$(540,684)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	91,639,726	72,000,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception May 17, 2006, to May 31, 2011

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 7)		Paid-in	Receivable	Exploration
	Common Stock		Capital		Stage	Total
	No. of shares	Amount

Common stock issued for cash at $0.001 per share - May 31, 2006 (notes 4 and 6)	50,000,000	$50,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)
Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000	-	5,000
March 23, 2007 common stock sold in private placement offering ($0.01/ share) (note 6)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended
May 31, 2007	-	-	200	-	(12,102)	(11,902)
Balance, May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Net loss for the year ended
May 31, 2010	-	-	100	-	(22,061)	(21,961)
Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended
May 31, 2011	-	-	-	-	(21,286)	(21,286)
Balance, May 31, 2009	72,000,000	72,000	(44,700)	-	$(55,749)	$(28,449)

Common stock issued for cash at $0.001 per share – Mar 17, 2010(note 6)	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2011	-	-	-	-	(77,051)	(77,051)
Balance May 31, 2010	90,400,000	90,400	28,900	-	$(132,800)	$(13,500)

Common stock issued at a deemed value of $0.001 per share – Nov 10, 2010 (note 6)	2,500,000	2,500	10,000	-	-	12,500
Intrinsic value of beneficial conversion feature of convertible debenture (Note 8)	-	-	118,500	-	-	118,500
Net loss for the year ended May 31, 2011	-	-	-	-	(407,884)	(407,884)
Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO MAY 31, 2011
(With comparative figures for the year ended May 31, 2010)

			Cumulative
			results of
			operations from
			May 17, 2006
	Year ended	Year ended	(inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(407,884)	$(77,051)	$(540,684)
Adjustments to reconcile net loss to net cash used in operating activities
- contributed administrative support by an officer (note 4)	-	-	300
- issuance of shares under consulting agreement	12,500	-	12,500
- accretion of interest on convertible notes	10,301	-	10,301
- prepaid expenses	100	(1,200)	(1,100)
Changes in
- due to related parties	-	-	3,325
- accounts payable and accrued liabilities	10,470	(3,878)	10,871

NET CASH USED IN OPERATING ACTIVITIES	(374,513)	(82,129)	(504,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	92,000	119,000
Proceeds from issuance of notes payable (note 4)	20,000	20,050	61,091
Proceeds from convertible notes	355,500	-	355,500
Payments on related party notes payable	-	(21,091)	(21,091)

NET CASH PROVIDED BY FINANCING ACTIVITIES	375,500	90,959	514,500

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	987	8,830	9,913

CASH, BEGINNING OF PERIOD	8,926	96	-

CASH, END OF PERIOD	$9,913	$8,926	$9,913

There were no significant non-cash transactions from inception on May 17, 2006, to May 31, 2011

Supplemental cash flow information: Cash paid for:

Interest	$868	$730	$1,644
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 1 – BASIS OF PRESENTATION

a)	Organization

Osprey Ventures, Inc. (the “Company”) was incorporated in the state of Wyoming on May 17, 2006, and changed its name to All American Gold Corp. on October 15, 2010, to engage in the acquisition, exploration and development of mineral resource properties. The Company is considered an exploration stage company as it has not generated revenues from its operations.

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

In the accompanying financial statements, the Company incurred an accumulated deficit of $540,684 for the period from May 17, 2006 (inception), to May 31, 2011, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

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

Cash consists of cash on deposit with high quality major financial institutions and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits. For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at either May 31, 2011, or May 31, 2010.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and loans from related parties. At May 31, 2011, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Basic net loss per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At May 31, 2011, and May 31, 2010, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $540,684 as of May 31, 2011, that will be offset against future taxable income; these operating loss carry forwards expire in various years through 2031. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

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

As at May 31, 2011, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

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

The Company is considered an exploration-stage company, having limited operating revenues during the period presented in compliance with ASC Topic “Accounting and Reporting of Development Stage Companies” which requires those companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things, Management has defined inception as May 17, 2006. Since inception, the company has incurred a net loss of $540,684. Much of this is related to professional fees and the first phase of exploration on our optioned mining property. Management has provided financial data since May 17, 2006 (inception), in the financial statements.

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (continued)

The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification is effective in the second quarter of the year ending May 31, 2011, and accordingly, the Annual Report on Form 10-K for the year ended May 31, 2011, and all subsequent public filings will reference the Codification as the sole source of authoritative literature. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

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

In January 2009, FASB issued Accounting Standards Update (“ASU”) No. 2011-06, “Improving Disclosures about Fair Value Measurements” which amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2011-06 did not have a material impact on the Company’s financial statements.

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (continued)

In August 2010, the FASB issued ASU No. 2010-05, “Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820”. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements and was effective October 1, 2010. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the our consolidated results of operations or financial condition.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective for the Company on October 1, 2010. The Company does not expect the impact of its adoption to be material to its financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In 2006, the Company issued a total of 50,000,000 shares of its restricted common stock to two directors (25,000,000 to each) for $5,000 ($.0001/share).

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

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

On April 16, 2011, a director of the Company, through a wholly owned corporation, loaned the Company $30,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on April 30, 2011. Accrued interest payable on the note was $1,000 at May 31, 2011.

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

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

Gao Feng Gold Property – Jiangxi Province, China

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2010, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China. As at February 28, 2011, the Company had paid for its portion of the first phase of a planned two-phase exploration program in the amount of $20,000. The field work for the first phase of the planned two-phase exploration program was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011. No further payments, consideration or share issuances are required as a result of the termination of the agreement.

Mineral Property Interests – State of Nevada – U.S.A.

On August 23, 2010 we entered into three agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

•

An option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada. TAC Gold has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty);

•

An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC Gold has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

•	A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12½ months to September 9, 2011 as amended on August 10, 2011.

Pursuant to the terms of the above noted option agreements, in order to earn the 70% interest in the Belleville property we have assumed our 70% portion of the obligations of TAC Gold under their option agreements with Minquest which consist of:

•	Making payments in the aggregate amount of $170,000 in payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement; and
•	Incurring exploration expenditures in the aggregate amount of $1,320,000 in annual amounts ranging from $120,000 to $400,000, to the seventh anniversary of the underlying option agreement.

In regard to the option agreement for the Goldfield West property, in order to earn the 35% interest in the property we have assumed our 35% portion of the obligations of TAC Gold under their option agreements with Minquest which consist of:

•

Making payments in the aggregate amount of $98,000 in annual periodic payments ranging from $7,000 to $24,500 to the seventh anniversary of the underlying option agreement and initial payments of $300,000; and

•	Incurring exploration expenditures in the aggregate amount of $770,000 in annual amounts ranging from $70,000 to $175,000 to the seventh anniversary of the underlying option agreement.

Upon payment of the $300,000 to TAC (paid as to $200,000 on September 14, 2010 and $100,000 on November 24, 2010), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described below.

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of their option agreements (700,000 shares in regards to the Belleville property and 1,000,000 shares in regards to the Goldfield West Property, periodically over the terms of the agreements). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the CNSX.

The schedule of payments, stock issuances & required property expenditures under the agreements is as follows:

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

     BELLEVILLE – ALL AMERICAN’S 70% INTEREST

All American’s Portion	70%		70%
Anniversary Date	Payment	Share Issuance	Property Expenditure
August 4, 2010	Paid by TAC	Paid by TAC	Paid by TAC
August 4, 2011	$14,000	TBD	$84,000
August 4, 2012	$21,000	TBD	$105,500
August 4, 2013	$21,000	TBD	$140,000
August 4, 2014	$28,000	TBD	$140,500
August 4, 2015	$35,000	TBD	$175,000
August 4, 2016	$0	TBD	$280,000
TOTALS	$133,000		$995,000

Technically we are in default of the option agreement for not having issued shares to TAC and for not having paid the $120,000 property expenditure. However, TAC has not yet completed their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their share issuance by the end of the first full week of September at which time we intend to make our payment to TAC. Further, we are still awaiting a cash call and a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in September, 2010 and will make whatever expenditures are required at that time. In the event that we elected to terminate the option agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

     GOLDFIELD – ALL AMERICAN 35% INTEREST

All American must pay to TAC Gold $200,000 on date of execution and $100,000 by November 21, 2010 (fully paid)

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure
September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	Paid by TAC	$70,000
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000
TOTALS	$398,000		$770,000

     * included as a credit as part of the cost of the acquisition of the option agreement and paid by TAC Gold

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

Technically we are in default of the option agreement for not having issued shares to TAC and for not having paid the $70,000 property expenditure. However, TAC has not yet completed their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their share issuance by the end of the first full week of September at which time we intend to make our payment to TAC. Further, we are still awaiting a cash call and a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in September, 2010 and will make whatever expenditures are required at that time. In the event that we elected to terminate the option agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 7 – INCOME TAXES (continued)

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

The Company recognizes accrued interest and penalties related to potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of ASC 740-10. No penalties were recognized during fiscal 2011 or fiscal 2010.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $540,684 as of May 31, 2011, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

	May 31
	2011	2010
Net Operating Loss	$540,684	$132,800
Statutory Rate	$34%	$34%
Income tax recovery at statutory rate	$183,833	$45,152
Less valuation allowance	(183,833)	(45,152)
Net deferred income tax asset	---	---

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2011, Brent Welke resigned as chief financial officer and treasurer of the Company to be replaced by Dr. Gaspar R. Gonzalez, Jr. as chief financial officer and treasurer of the Company who was also appointed as a director. Mr. Welke will remain as president, secretary and chief executive officer of the Company and as a member of the Company’s board of directors. Our Board of Directors is now comprised of Messrs. Brent Welke, Gaspar R. Gonzalez and Ma Cheng Ji.

On July 1, 2011, we entered into a consulting agreement with Dr. Gaspar R. Gonzalez, Jr., for a term of 36 months, whereby Dr. Gonzalez has agreed to provide the Company with various consulting services as chief financial officer and treasurer of the Company. As compensation, the Company issued 2,000,000 shares of the Company’s common stock. In addition Dr. Gonzalez will be paid US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 8 – SUBSEQUENT EVENTS (continued)

On July 11, 2011, we issued 400,000 shares of our common stock in a private placement, raising gross proceeds of $200,000, or $0.50 per share. We have issued the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 13, 2011, we issued 875,000 shares of our common stock at $0.40 per share upon receipt of Notice of Conversion related to a $350,000 Convertible Note. We have issued the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 1, 2011, we entered into a consulting services agreement with Parkside Communications, Inc. of New York, NY, for a term of five and one-half months (5½) months, whereby Parkside will provide consulting services to the Corporation in the establishment of a formalized investor relations program. As compensation, the Company has agreed to pay $5,000 commencing August 15, 2011 and $5,000 per month on the fifteenth day of each month during the term of the agreement with the final payment on January 15, 2012 being $2,500, pursuant to the terms of the consulting services agreement.

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

There were no changes in our independent accountants for the years ended May 30, 2011, and 2010.

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

As of May 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of May 31, 2011, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses. management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2011, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Brent Welke	Chief Executive Officer Chief Operating Officer Director	64	December 1, 2010
Dr. Gaspar R Gonzalez, Jr.	Chief Financial Officer Director	57	July 1, 2011
Ma Cheng Ji	Director	64	Sept. 13, 2008

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our current and former president, Mr. Welke and Mr. Ma, respectively, spent approximately 10% of his time (approximately 6 hours per week) on the affairs of All American. For the coming year, it is anticipated that Mr. Welke’s time commitment and requirement will remain approximately the same; Mr. Ma’s work load with the Corporation will likely decrease. It is expected that Dr. Gonzalez will also spend approximately 10% of his time (approximately 6 hours per week) on the affairs of All American.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brent Welke – President, Secretary, Treasurer, Chief Executive Officer and Director – From August, 2002 to present, Mr. Welke has been an attorney practicing various areas of law such as estates, class actions, consumer protection and bankruptcy, and post conviction criminal litigation. From April 2007 to August 2008, he was the chief executive officer of Agnova Corporation, a high tech soil supplement Corporation. From 1982 to 1990, he was chief landman for the North American Coal Company of North Dakota whereby he was responsible for all corporate leases and acquisition of surface tracts in various states and supervised a complete corporate real estate restructuring. As a chief executive officer, Mr. Welke’s responsibilities included overseeing the Corporation’s day-to-day activities.

Gaspar R. Gonzalez, Jr. – Chief Financial Officer and Treasurer - As chief financial officer, Dr. Gonzalez, Jr. oversees all of the organization, planning, reporting and analyzing of the Company’s financial data. Dr. Gonzalez, Jr. has more than fifteen years executive-level experience in financial management organizations. Prior to joining the Company, from 1997 to 2009, he was an advisor on global business alliances and a senior director of international development in strategic affairs and governmental business development with United States Advanced Resource Technologies. His responsibilities included the introduction and development of strategic business alliances; serving as host with governments, while bridging respective organizations to key decision making contacts in the target country; identifying the client’s needs and interfacing with the sales and delivery of technical advisory services, mergers and acquisitions, and infrastructure developers in Asia/Pacific, Latin America, Africa and Europe; leading international operations. These included functions of general management issues specializing in banking and international finance, international trade and commerce, energy, water, environmental management, telecommunications, healthcare, pharmaceutical and nutraceutical, food and distribution sectors. From August 2005 to July 2007 Dr. Gonzalez, Jr. was the senior advisor, director, project manager and program facilitator with Menon Foundation in Dubai, UAE, where his responsibilities included advising on all phases of negotiations and contracts, stemming from letters of intent to final payments and review of contract structures; coordinating with all responsible parties and consolidating reports; verifying and hypothecating all negotiable instruments for transactions; identifying fraudulent operators and coordinating reporting with the Federal Reserve and all other respective duties assigned by the authority of the Sheik. His financial control and commercial skills played a crucial role in helping Menon Foundation achieve and exceed its projected growth year after year. He has experience in the financial sector working with entities such as IMF, Export-Import Bank, World Bank, USAID and others specializing in banking, international financial operations, international trading and minerals and oil related industries. Dr. Gonzalez earned his Bachelor of Business Administration degree at Florida Atlantic University (1979). He also holds a Doctorate Business Administration/PHD (1992) in international business development and finance. Dr. Gonzalez is multilingual – DOD/NSA certified in English, Spanish, French, Portuguese, Italian and with working knowledge in Chinese.

Ma Cheng Ji (Jack)– Director – Mr. Ma Cheng Ji (Jack) a director, is the Managing Director of Jiujiang Gaofeng Mining Industry Company, a production and exploration mining company focused in the Central China region (All American’s formerly optioned mineral property in China is owned and operated by Jiujiang). Mr. Ma is also the President of Shanghai Trust Investment Consultant Co., Ltd, where he specializes in research and analysis of Asian public equity markets; he also provides management consultation to both public and private enterprises. Mr. Ma graduated in 1961 with a Bachelor’s degree in publishing from Shanghai Publishing College and received a postgraduate degree in comparative literature from Japan University in Tokyo in 1989. He was formerly a director of Biopack Environmental Solutions – which is quoted on the OTC-BB under the symbol “BPAC”.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Brent Welke	0	0	0
Gaspar R. Gonzalez	0	0	0

(1) Ma Cheng Ji failed to file a Form 5, Annual Statement of Changes in Beneficial Ownership.

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

Web Site

All American maintains a Web site at “allamericangoldcorp.com” and has two email addresses at “allamericangoldcorp@gmail.com” or to “info@allamericangoldcorp.com”.

Item 11.   Executive Compensation

(a) General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2011, and 2010; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2011, and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

Name and Principal Position	Fiscal Year Ended May 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compen- sation
Brent Welke President & Director	2011	$6,000	$0	$12,500	Nil	$0	$18,500
James Yiu Yeung Lung President & Director	2010	$4,752	$0	$0	Nil	$0	$0
James Yiu Yeung Lung Pres. & Dir.	2009	$3,225	$0	$0	Nil	$0	$0

Effective January 31, 2009, All American entered into a Management Services Agreement with Mr. James Yiu Yeung Lung at a rate of HK $5,000 per month (approximately US $645) whereby he provided management and financial consulting services to All American. During the current fiscal year he received $0 (nil) under that agreement as it was terminated on December 31, 2009, as a result of our inability to develop the necessary cash flows to fund the expense.

On December 1, 2010, the Corporation entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the affairs of the Corporation. As compensation, we agreed to pay Mr. Welke $1,000 per month, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. $18,500 in management fee costs were incurred in the current year, which includes the deemed value of the 2,500,000 shares of common stock issued to Mr. Welke under his consulting agreement.

Subsequent to the end of the fiscal year, on July 1, 2011, the Corporation entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer and a director, for a term of 36 months, whereby Dr. Gonzalez has agreed to manage the financial affairs of the Corporation. As compensation, we agreed to pay Dr. Gonzalez $1,000 per month, pursuant to the terms of the consulting agreement and have issued 2,000,000 shares of the Corporation’s common stock valued at the last traded price of $0.40 per share.

The fair market value of the 50,000,000 shares of All American originally issued to Messrs. Stephen Jackson and Bruce Jackson, the founders of the Corporation, in October, 2006 for cash consideration of $5,000 and subsequently sold and transferred to Messrs Yiu and Ma did not exceed the $0.001 per share that they paid for the shares.

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

(f) Compensation of Directors

The members of the Board of Directors are not compensated by All American for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g) Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by All American, with respect to the officers, directors, employees or consultants of All American that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

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

Title of Class	Name and Address of Beneficial Owner [1] [2] [4]	Amount & Nature of Beneficial Ownership [3]	Percentage of Class
Common stock	Brent Welke 700 North High School Road, Suite 203, Indianapolis, IN 46214	2,500,000	2.5%
Common stock	James Yiu Yeung Lung Suite 905, 9 Floor, 338 Kings Road, North Point, Hong Kong	25,000,000 Beneficial Owner	26.0%
Common stock	Ma Cheng Ji Ste. –06 - No. 1277 Ding Xi Road Shanghai, China 200050	25,000,000 Beneficial Owner	26.0%
Common stock	Gaspar R. Gonzalez 514 Enfield Road Delray Beach, FL 33440	2,000,000 Beneficial Owner	2.1%

[1]

The person(s) named above may be deemed to be a “parent” and “promoter” of All American, within the meaning of such terms under the Securities Act by virtue of his direct and indirect stock holdings. Messrs. Welke, Gonzalez, Yiu and Ma are the only “promoter(s)” of All American.

[2]

The persons named above do not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

[3]	For Messrs. Welke, Yiu and Ma, as of May 31, 2011, and the date of this report and for Dr. Gonzalez as of the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, uponexercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report. as of which there were 96,175,000 shares of our common stock issued and outstanding. /P>

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with All American. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

Title of Class	Name and Address of Beneficial Owner [1] [3]	Amount & Nature of Beneficial Ownership [2]	Percentage of Class
Common stock	Brent Welke 700 North High School Road, Suite 203, Indianapolis, IN 46214 Director and officer since Dec. 1, 2011	2,500,000	2.5
Common stock	Ma Cheng Ji Ste. 706 - No. 1277 Ding Xi Road Shanghai, China 200050 Director since Sept. 13, 2010	25,000,000	26.0
Common stock	Gaspar R. Gonzalez 514 Enfield Road Delray Beach, FL 33440	2,000,000 Beneficial Owner	2.1%

[1]	As of May 31, 2011, and the date of this report for Mr. Welke and Mr. Ma and as of the date of this report for Dr. Gonzalez.

[2]

Common shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof based upon information furnished to All American by individual directors and officers. All such shares are held directly.

[3]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

The directors, officers and other members of management of All American, as a group, beneficially own, directly or indirectly, 27,500,000 of our common shares, representing 29.6% of the total issued and outstanding securities of All American as of May 31, 2011, and 29,500,000 of our common shares, representing 30.6% of the total issued and outstanding securities as of the date of this report.

There are no outstanding stock options.

(c) Equity Compensation Plans

We do not have a stock option plan in favour of any director, officer, consultant or employee of our company.

(d) Changes in Control

We do not anticipate at this time any changes in control of All American. There are no arrangements either in place or contemplated which may result in a change of control of All American. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction or proposed transaction since the year ended May 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14.   Principal Accounting Fees and Services

The aggregate fees billed for the current fiscal year ended May 31, 2011, and for fiscal year ended May 31, 2010, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2011	May 31, 2010
Audit Fees	$4,000	$4,500
Audit Related Fees	$6,550	$4,950
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,550	$9,450

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $10,550 as compared to $9,450 for the similar period of the preceding fiscal year and for the period from inception on May 17, 2006, to May 31, 2011, the amount was approximately $32,100.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2010, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 (nil) and $0 (nil) for the similar period last year and for the period from inception on May 17, 2006, to May 31, 2011, the amount was approximately $0 (nil).

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2011, and 2010 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on May 17, 2006, to May 31, 2011, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2011 and 2010 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on May 17, 2006, to May 31, 2011, the amount was $0 (nil).

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
10.1

Option to Purchase and Royalty Agreement between All American Gold Corp. and Jiujiang Gao Feng Mining Industry Limited Company (incorporated by reference from our Report on Form S- 1 filed on September 05, 2008)

10.2	Code of Business Conduct & Ethics and Compliance Program (incorporated by reference from our Report on Form S-1 filed on September 05, 2008)
10.3

First Amendment to Option to Purchase and Royalty Agreement) between All American Gold Corp. and Jiujiang Gao Feng Mining Industry Limited Company dated May 15, 2010 (incorporated by reference from our Annual Report on Form 10K filed on August 29, 2010)

10.4

Property Agreement dated August 23, 2010, between All American Gold Corp. and TAC Inc. pertaining to the acquisition of a 70% interest in the Belleville mining property in Mineral County, Nevada (incorporated by reference from our Form 8K Report filed on August 26, 2010)

10.5

Property Agreement dated August 23, 2010, between All American Gold Corp. and TAC Inc. pertaining to the acquisition of a 35% interest in the Goldfield West mining property in Esmeralda County, Nevada (incorporated by reference from our Form 8K Report filed on August 26, 2010)

10.6

Letter Agreement dated August 23, 2010, between All American Gold Corp. and TAC Inc. relating to the acquisition of a first right of refusal to acquire an interest in the Iowa Canyon mining property in Lander County, Nevada (incorporated by reference from our Form 8K Report filed on August 26, 2010)

10.7	Consulting Agreement between All American Gold Corp. and Brent Welke dated December 1, 2011 (incorporated by reference to our Form 8K filing of December 14, 2010)
10.8

Termination of the Option to Purchase and Royalty Agreement between All American Gold Corp. and Jiujiang Gao Feng Mining Industry Limited Company (incorporated by reference from our Report on Form 8-K filed on February 4, 2011)

10.9	Consulting Agreement between All American Gold Corp. and Dr. Gaspar R. Gonzalez Jr. dated July 1, 2011 (incorporated by reference to our Form 8K filing of July 1, 2011)

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of Brent Welke as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of Brent Welke as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of Brent Welke as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 906 Certification - Certification of Brent Welke as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL AMERICAN GOLD CORP.
(Registrant)

By:	/s/ “Brent Welke”
Brent Welke, President, Secretary and Director (Principal Executive
Officer, Chief Executive Officer)

By:	/s/ “Gaspar R. Gonzalez”
Gaspar R. Gonzalez, Treasurer and Director (Principal Financial Officer
and Chief Financial Officer)
Date: August 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Brent Welke”
Brent Welke, President, Secretary and Director (Principal Executive
Officer, Chief Executive Officer)

By:	/s/ “Gaspar R. Gonzalez”
Gaspar R. Gonzalez, Treasurer and Director (Principal Financial Officer
and Chief Financial Officer)

By:	/s/ “Ma Cheng Ji”
Ma Cheng Ji, Director
Date: August 26, 2011