Form 10-Q
period 2011-07-31
All American Gold Corp.
filed 2011-10-13
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended AUGUST 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-54008

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 North High School Rd., No. 203, Indianapolis, Indiana	46214
(Address of principal executive offices)	(Zip Code)

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 96,594,455 shares of Common Stock as of the date of this report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $__,___,___ predicated on 41,675,000 shares and based on the last reported sales price on the OTC Bulletin Board on that date (symbol “AAGC”). We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the first quarter ended August 31, 2011

BALANCE SHEETS AS OF AUGUST 31, 2011 (UNAUDITED), AND MAY 31, 2011.

STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 2011 (UNAUDITED), AND AUGUST 31, 2010 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2011 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2011 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2011 (UNAUDITED), AND AUGUST 31, 2010 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2011 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
AS OF AUGUST 31, 2011 (UNAUDITED), AND MAY 31, 2011

	August 31, 2011
	(Unaudited)	May 31, 2011

ASSETS

CURRENT ASSETS
Cash	$122,132	$9,913
Prepaid Expenses	5,575	1,100
TOTAL ASSETS	$127,707	$11,013

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party – former officer & director	$40,000	$30,000
Due to a non related party	10,500	10,000
Convertible note and interest, net of discount	-	247,301
Accounts payable and accrued liabilities	4,378	14,096

TOTAL LIABILITIES	54,878	301,397

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 800,000,000 shares of common stock, $0.001 par value, Issued and outstanding 96,175,000 and 92,900,000 shares of common stock respectively	96,175	92,900
Additional paid-in capital	1,598,468	157,400
Deficit accumulated during the exploration stage	(1,621,814)	(540,684)
Total stockholders’ equity (deficit)	72,829	(290,384)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$127,707	$11,013

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011, AND AUGUST 31, 2010
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2011
(Unaudited)

			May 17, 2006
	Three Months	Three Months	(inception) to
	Ended August	Ended August	August 31,
	31, 2011	31, 2010	2011

REVENUE	$-	$-	$-

Total revenue	-	-	-

EXPENSES

Exploration mining property – China	-	-	20,000
Exploration mining property – Goldfield - USA	1,545	302,359	305,352
Exploration mining property – Belleville - USA	24,087	-	24,087
Exploration mining property – Iowa Canyon - USA	7,000	-	7,000
Bank charges	239	-	1,902
Loss (gain) on currency exchange	504	-	1,233
Interest expense – promissory note	252	252	2,896
Interest expense – convertible note	2,542	-	12,843
Contributed administrative support	-	-	300
Consulting	-	-	19,500
Office	3,027	-	23,731
Organizational costs	-	-	300
Professional fees	6,057	1,866	91,392
Corporate services	-	-	5,000
Public relations	7,500	-	13,019
Investor relations	15,000	-	15,000
Registration and filing fees	4,352	1,044	26,535
Management fees	1,005,000	-	1,031,477
Transfer agent fees	4,025	500	13,229
Travel and meals	-	-	7,018

Total expenses	1,081,130	306,021	1,621,814

NET LOSS FOR THE PERIOD	$(1,081,130)	$(306,021)	$(1,621,814)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	94,456,250	90,400,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2011 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	50,000,000	$50,000	$-	$-	$-	$50,000
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000		5,000
March 23, 2007, common stock – private placement ($0.01/ share) (note 6)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended May 31, 2009	-	-	-	-	(22,061)	(21,961)

Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	72,000,000	72,000	(44,700)	-	(55,749)	(28,449)

Common stock subscribed for cash at $0.05 per share under S-1 registration	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)

Balance May 31, 2010	90,400,000	90,400	28,900	-	(132,800)	(13,500)

Common stock issued at a deemed value of $0.001 per share – Nov 10, 2010 (note 6)	2,500,000	2,500	10,000	-	-	12,500
Intrinsic value of beneficial conversion feature of convertible debenture (Note 8)	-	-	118,500	-	-	118,500
Net loss for the year ended May 31, 2011	-	-	-	-	(407,884)	(407,884)

Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2011 (UNAUDITED)
(continued)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

Common stock issued at a deemed value of $0.001 per share – July 1, 2011, (note 6) – consulting agreement	2,000,000	2,000	998,000	-	-	1,000,000
Common stock issued at a deemed value of $0.001 per share – July 13, 2011, (note 6) – private placement	400,000	400	199,600	-	-	200,000
Common stock issued at a deemed value of $0.001 per share – July 13, 2011, (note 6) conversion of debenture	875,000	875	243,468	-	-	244,343
Net loss for the period ended August 31, 2011 (unaudited)	-	-	-	-	(1,081,130)	(1,081,130)

Unaudited Balance August 31, 2011	96,175,000	$96,175	$1,598,468	$-	$(1,621,814)	$72,829

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011, AND AUGUST 31, 2010,
AND FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2011
(Unaudited)

			Cumulative results of
	Three Months	Three Months	operations May 17,
	Ended	Ended	2006 (inception) to
	August 31, 2011	August 31, 2010	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,081,130)	$(306,021)	$(1,621,814)
Adjustments to reconcile net loss to net cash used in operating activities
- contributed administrative expense	-	-	300
- due under Goldfields option	-	300,000	-
- issuance of shares under consulting agreement	1,000,000	-	1,012,500
- accretion of interest on convertible notes	2,542	-	12,843
Changes in:
- prepaid expenses	(4,475)	100	(5,575)
- due to a related party	-	-	3,225
- accounts payable and accrued liabilities	(9,718)	(2,348)	1,153

NET CASH USED IN OPERATING ACTIVITIES	(92,781)	(8,269)	(597,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,000	-	319,000
Loan from non-related party	5,000	-	5,000
Repayment of notes payable	-	-	(21,091)
Proceeds from issuance of promissory note payable	-	-	61,091
Proceeds from convertible notes	-	-	355,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	205,000	-	719,500

NET INCREASE (DECREASE) IN CASH	112,219	(8,269)	122,132

CASH, BEGINNING OF PERIOD	9,913	8,926	-

CASH, END OF PERIOD	$122,132	$657	$122,132

Supplemental cash flow information: cash paid for

Interest on promissory and convertible notes	$252	$252	$2,896
Non-cash investing and financing activities
Common stock issued to convert notes payable	350,000	-	350,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2011

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2011, as filed with the SEC on Form 10K and should be read in conjunction with the notes thereto. The Company is in the exploration stage. In April, 2007, the Company entered into an Option to Purchase and Royalty Agreement to acquire a 25% interest in a mining property with no known reserves, known as the Gao Feng property, in Jiangxi Province, east-central China, such option being terminated on January 31, 2011 as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase (see Note 4).

On August 23, 2010, the Company entered into three agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests – (a) an option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada; (b) an option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada; and a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months; which resulted in the Company on September 9, 2011, entering into an option to acquire a 15% interest in the mineral exploration property (see Note 4).

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,621,814 for the period from May 17, 2006 (inception), to August 31, 2011, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

NOTE 3 – RELATED PARTY TRANSACTIONS

Officers contributed administrative services to the Company for all periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services were reported as contributed

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2011

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

administrative support with a corresponding credit to additional paid-in capital. No contributed administrative costs have been incurred in the current year to date.

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

During 2010-2011, a director advanced the Company a total of $40,000 with no specific terms of repayment.

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

On July 1, 2011, the Company entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer and a director, for a term of 36 months, whereby Mr. Gonzalez has agreed to provide the Company with various financial consulting services. As compensation, the Company has agreed to pay him US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and has issued 2,000,000 shares of the Company’s common stock which, for accounting purposes, has been valued at $1,000,000 which is based on the last price at which our common stock traded at the close of business on July 1, 2011 – $0.50 per share.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

Gao Feng Gold Property – Jiangxi Province, China

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2010, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China. As at August 31, 2011, the Company had paid for its portion of the first phase of a planned two-phase exploration program in the amount of $20,000. The field work for the first phase of the planned two-phase exploration program was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011. No further payments or consideration are required as a result of the termination of the agreement.

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
August 31, 2011

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

•

An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and

•

A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months; subsequent to the end of the reporting period under discussion, we converted that right to an option to acquire a 15% interest in the property. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property

Pursuant to the terms of the above noted option agreements, in order to earn the 70% interest in the Belleville property we have assumed our 70% portion of the obligations of TAC Gold under their option agreements with Minquest which consist of:

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

In regards to the option agreement for the Iowa Canyon property, in order to earn the 15% interest in the property we have assumed our 15% portion of the obligations of TAC Gold under their option agreements with Minquest which consist of:

•	Making payments in the aggregate amount of $89,000 in annual periodic payments ranging from $4,500 to $10,500, through the seventh anniversary of the Underlying Option Agreement.

•	Incurring exploration expenditures in the minimum aggregate amount of $300,000 in annual amounts ranging from $30,000 to $75,000, through the seventh anniversary of the Underlying Option Agreement.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2011

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of their option agreements (700,000 shares in regards to the Belleville property, 1,000,000 shares in regards to the Goldfield West Property and 825,000 shares in regards to the Iowa Canyon property, periodically over the terms of the agreements). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the Canadian National Stock Exchange.

The schedule of payments, stock issuances & required property expenditures under the agreements is as follows:

BELLEVILLE – ALL AMERICAN’S 70% INTEREST

All American’s Portion	70%		70%
Anniversary Date	Payment	Share Issuance	Property Expenditure
August 4, 2010	Paid by TAC	Nil	Paid by TAC
August 4, 2011	$14,000 (paid)	9,804	$84,000 (paid)
August 4, 2012	$21,000	TBD	$105,500
August 4, 2013	$21,000	TBD	$140,000
August 4, 2014	$28,000	TBD	$140,500
August 4, 2015	$35,000	TBD	$175,000
August 4, 2016	$0	TBD	$280,000
TOTALS	$133,000		$995,000

As of the date of this periodic report, we are in full compliance with the terms of the option agreement on the Belleville property and are current in all payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

GOLDFIELD – ALL AMERICAN 35% INTEREST

All American must pay to TAC Gold $200,000 on date of execution and $100,000 by November 21, 2010 (fully paid)

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure
September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	9,651	$70,000 (paid)
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000
TOTALS	$398,000		$770,000

* included as a credit as part of the cost of the acquisition of the option agreement and paid by TAC Gold

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2011

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

As of the date of this periodic report, we are in full compliance with the terms of the option agreement on the Goldfields West property and are current in all payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

IOWA CANYON – ALL AMERICAN 15% INTEREST

All American must pay to TAC Gold $50,000 on date of execution (paid) and a further $50,000 by November 9, 2011

All American’s Portion	(15% of total)		(15% of total)
Anniversary Date	Payment	Share Issuance	Property Expenditure

September 9, 2011	$50,000 (paid)	Nil	Nil
November 9, 2011	$50,000	Nil	Nil
April 5, 2012	$4,500	TBD	$30,000
April 5, 2013	$4,500	TBD	$37,500
April 5, 2014	$6,000	TBD	$45,000
April 5, 2015	$6,000	TBD	$52,500
April 5, 2016	$7,500	TBD	$60,000
April 5, 2017	$10,500	TBD	$75,000

TOTALS	$89,000		$300,000

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

The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2011

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

In August 2009, the FASB issued ASU No. 2010-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2011

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 6 – INCOME TAXES

As of August 31, 2011, the Company had net operating loss carry forwards of approximately $1,621,814 that may be available to reduce future years’ taxable income and will expire beginning in 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

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
August 31, 2011

NOTE 7 – CAPITAL STOCK (continued)

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

On July 1, 2011 the Company issued 2,000,000 of its common stock valued at the last trading price of $0.50 per share to an officer and director under a consulting agreement. The offering was made pursuant to section 4(2) of the Securities Act.

On July 13, 2011, the Company issued 875,000 shares of its common stock at $0.40 per share upon receipt of Notice of Conversion related to a $350,000 Convertible Note. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 11, 2011 the Company issued 400,000 shares of our common stock in a private placement, raising gross proceeds of $200,000, or $0.50 per share. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 9, 2011 the Company issued 400,000 shares of our common stock in a private placement, raising gross proceeds of $280,000, or $0.70 per share. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 3, 2011, the Company issued 19,455 shares of our common stock to satisfy the annualized obligations of the Nevada option agreements on the Belleville and Goldfields West properties to TAC Gold to reimburse them for the equivalent dollar value ($9,921.88) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a deemed price of $0.51 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

NOTE 8 – CONVERTIBLE NOTES

On November 10, 2010, the Company issued $350,500 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to pay TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $50,500 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, could be converted at any time, at the option of the holder, into common shares of the Company at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Company receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2011

NOTE 8 – CONVERTIBLE NOTES (continued)

Company determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Company recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $350,500.

During the period ended August 31, 2011, the Company accreted interest of $2,542.

On July 13, 2011, the holder of the debenture elected to convert $350,000 of the debenture to shares and to convert the balance ($500) to a short term, non-interest bearing loan. As a result, the Company issued 875,000 shares of its common stock at $0.40 per share upon receipt of Notice of Conversion. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

The issuance of the convertible notes and the securities issued upon conversion was made pursuant to the exemption from registration requirements of Regulation S of the Securities Act. The creditor is not a U.S. person (as that term is defined in Regulation S).

NOTE 9 – SUBSEQUENT EVENTS

On September 9, 2011, we entered into an option agreement (the “TAC Agreement”) with TAC Gold Inc. in regards to the acquisition of a 15% interest in a mineral exploration property known as the “Iowa Canyon” property, located in Lander County, Nevada (see Note 4 above and page 8 of the 10Q quarterly report for further discussion of the terms of the agreement and the obligations thereunder).

On September 11, 2011 the Company issued 400,000 shares of our common stock in a private placement, raising gross proceeds of $280,000, or $0.70 per share. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 14, the Board of Directors received the resignation of Ma Cheng Ji as a director of the Company. Mr. Ma’s resignation was not the result of any disagreement with the Company regarding its operations, policies, practices or otherwise but rather as a result of the Corporation no longer being involved in operations in China and other personal and business reasons. As of the date of this periodic report, our Board of Directors is comprised of Messrs. Brent Welke and Dr. Gaspar R. Gonzalez.

On October 3, 2011, the Company issued 19,455 shares of our common stock to satisfy the annualized obligations of the Nevada option agreements on the Belleville and Goldfields West properties to TAC Gold to reimburse them for the equivalent dollar value ($9,921.88) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a deemed price of $0.51 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2011, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2011 we changed our name to All American Gold Corp. and effected a 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 700 North High School Road, Suite 203, Indianapolis, Indiana 46214. Our telephone number is (317) 926-4653 or (888) 755-9766 and e-mail addresses are info@allamericangoldcorp.com or allamericangoldcorp@gmail.com.

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

  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and

On September 9, 2011, we entered into a mining option agreement with TAC in regards to Iowa Canyon property whereby we acquired:

  An option to acquire a 15% interest in a mineral exploration property called the “Iowa Canyon” property in Lander County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty). We will also have the option to acquire an additional 25% interest in the Iowa Canyon property by paying an additional $3,000,000 to TAC no later than 60 days prior to the expiry of the one year anniversary of the agreement. If this additional option is exercised, we will assume certain obligations of TAC under its Underlying Option Agreement with Minquest.

A map of the overall locations of the three optioned properties follows:

Belleville Property - Mineral County, Nevada

Pursuant to the terms of the option agreement, we have assumed 70% of the obligations of TAC under their agreement with Minquest which consists of All American:

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Belleville agreement is as follows

All American’s Portion
Anniversary Date	Payment	Share Issuance	Property Expenditure

August 4, 2010	Paid by TAC	Nil	Paid by TAC
August 4, 2011	$20,000 (Paid)	9,804	$120,000 (Paid)
August 4, 2012	$30,000	TBD	$150,000
August 4, 2013	$30,000	TBD	$200,000
August 4, 2014	$40,000	TBD	$200,000
August 4, 2015	$50,000	TBD	$250,000
August 4, 2016	$0	TBD	$400,000

TOTALS	$170,000		$1,320,000

As of the date of this periodic report, we are in full compliance with the terms of the option agreement on the Belleville property and are current in all payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

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

We plan on reviewing the results of the past drilling and exploration programs but have so far identified an additional three potential drilling targets which will be located in the set of gold bearing zones described above. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. The third target occurs at the intersection of the mineralized structures with a major lithologic contact. After geologic mapping and geochemical sampling was completed, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long. We plan on testing the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites late in the fall of 2011. A total of 1,500 to 2,000 feet of drilling is planned.

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

Upon payment of the $300,000 to TAC Gold Inc. (paid as to $200,000 on September 14, 2010, and $100,000 on November 24, 2010, payment of which included a ‘credit’ for the annualized payment due at January 20, 2011), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described in the table below.

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Goldfields West agreement is as follows:

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure

September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	9,651	$70,000 (paid)
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$398,000		$770,000

* included as part of the cost of the acquisition of the option agreement and paid by TAC Gold

As of the date of this periodic report, we are in full compliance with the terms of the option agreement on the Goldfield West property and are current in all payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

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

Drilling commenced in late September, 2011 and will target major structures which may host high-grade quartz-sulphide-gold veins similar to those in the main Goldfield district. A total of 1,550 to 2,000 meters of RC drilling is planned at six drill sites located in both the northern and southern parts of the property.

Interpretation of geophysical surveys at the South target has identified an 800 meter long nearly north-south structure. One hole, drilled in 2010, identified minor veinlets of quartz/pyrite/alunite and gold values up to 1.45 g/t over 1.5 meters. Two fences consisting of three angle drill holes spaced roughly 100 feet apart will attempt to penetrate the fault identified by the geophysical surveys.

At Nevada Eagle in the northern part of the property, drill holes will target an interpreted broad north-south trending structure which appears to host an intrusive dike. Two or three additional angle holes are planned to test the geophysical anomaly.

All of the drill holes will be angled across the interpreted structures, supervised and logged by an independent geologist. Drill samples will be collected on 1.5 meter lengths and shipped to ALS Chemex in Reno, Nevada for analysis of gold and silver content.

Goldfield West has been permitted for a total of 21 holes and drilling will continue in order to further define the overall potential of the property. Once the results of the above noted drill holes assays have been released and we have further opportunity to study their implications further exploration work will be scheduled for the project in concert with TAC Gold and Minquest.

Iowa Canyon Property

On September 9, 2011 we entered into an option agreement (the “TAC Agreement”) with TAC Gold Inc. in regards to the acquisition of a 15% interest in a mineral exploration property known as the “Iowa Canyon” property, located in Lander County, Nevada. TAC holds an underlying option agreement from Minquest Inc. (“Minquest”) to acquire a 100% interest in the property pursuant to a Mineral Property Option Agreement dated April 6, 2010, as amended on April 6, 2011 (collectively the “Underlying Option Agreement”). In consideration of the 15% interest in the Iowa Canyon property, we have paid to TAC the sum of $50,000 concurrently with the execution and delivery of the agreement and are obliged to pay an additional $50,000 within 60 days of the execution and delivery of the agreement in order to avoid default. Pursuant to the terms of the TAC Agreement, we have assumed 15% of the obligations of TAC under the Underlying Option Agreement with Minquest. These obligations include:

  Making payments in the aggregate amount of $39,000 in annual periodic payments ranging from $4,500 to $10,500, through the seventh anniversary of the Underlying Option Agreement.

  Incurring exploration expenditures in the minimum aggregate amount of $300,000 in annual amounts ranging from $30,000 to $75,000, through the seventh anniversary of the Underlying Option Agreement.

  Reimbursing TAC in cash in an amount equal to 15% of the weighted average trading price multiplied by the number of TAC shares that are issued to Minquest pursuant to the Underlying Option Agreement. TAC is required to make share issuances in the aggregate of 825,000 shares to Minquest under the terms of the Underlying Option Agreement from time to time over the term of the agreement. The common shares of TAC are listed for trading on the Canadian National Stock Exchange.

Pursuant to TAC Agreement we will also have the option to acquire an additional 25% interest in the Iowa Canyon property by paying an additional $3,000,000 to TAC no later than 60 days prior to the expiry of the one year anniversary of the agreement. If this additional option is exercised, we will assume the following obligations of TAC under its Underlying Option Agreement with Minquest:

  Making payments in the aggregate amount of $89,000 in annual instalments ranging from $4,500 to $10,500, through the seventh anniversary of the Underlying Option Agreement .

  Incurring exploration expenditures in the aggregate amount of a minimum of $300,000 in annual amounts ranging from $30,000 to $75,000, through the seventh anniversary of the Underlying Option Agreement.

If the additional option is not exercised within the above time period, TAC has until one year following our acquisition of the15% interest to repurchase that interest by reimbursing to us the costs of any exploration expenditures and the dollar value of the share considerations incurred plus 10%.

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Iowa Canyon agreement is as follows:

All American’s Portion	(15% of total)		(15% of total)
Anniversary Date	Payment	Share Issuance	Property Expenditure

September 9, 2011	$50,000 (paid)	Nil	Nil
November 9, 2011	$50,000	Nil	Nil
April 5, 2012	$4,500	TBD	$30,000
April 5, 2013	$4,500	TBD	$37,500
April 5, 2014	$6,000	TBD	$45,000
April 5, 2015	$6,000	TBD	$52,500
April 5, 2016	$7,500	TBD	$60,000
April 5, 2017	$10,500	TBD	$75,000

TOTALS	$89,000		$300,000

The Iowa Canyon property is located in Lander County, Nevada in Sections 25, 26, 35 and 36, Township 23 North, Range 44 East, and Sections 19, 30 and 31, Township 23 North, Range 45 East; approximately 30 miles southeast of the Cortez Hills deposit and 20 miles southwest of the Cove-McCoy mine at the south end of the Carico Lake Valley. It is easily accessible via paved highways, gravel and dirt roads. The property consists of 155 unpatented mining claims covering about 5 square miles. Several small internal claims groups of foreign ownership exist within the claim boundaries, but do not impact the majority of the targets.

The area has documented historic production of fluorite, turquoise and placer gold. Exploration for barite, molybdenum and disseminated gold is relatively new, occurring within the past 20 years. Recent exploration efforts have discovered multiple episodes of precious metals mineralization over a district-wide scale (nine square miles). Gold is hosted in a variety of rock types including silicified Tertiary volcanic and volcanoclastic sediments, quartz veins, quartz stockwork zones, carbon-rich Paleozoic sediments, and as jasperoid replacements of lower plate calcareous sediments. The host rocks are structurally prepared, permeable and\or adjacent to dikes and sills that acted as conduits for mineralizing fluids. Late stage mineralization in the form of gold-silver-arsenic-antimony-mercury is zoned outward from a porphyritic quartz monzonite stock of late Cretaceous age. The stock is responsible for early stage molybdenum-tungsten-fluorite and gold mineralization. Gold and molybdenum are also disseminated within possible Eocene age felsic to mafic dikes and sills associated with northeast and northwest trending faults.

Previous work conducted in the 1980’s and 90’s by Echo Bay, Hemlo Gold, North Mining, Rio Algom and Carlin Mining identified gold and silver bearing zones within upper and lower plate sediments and Tertiary tuffs and conglomerates. Lower plate rocks believed to be Hanson Creek Formation have been encountered in both outcrop and in drilling on the north, east and west portions of the project.

Historic Activity

Modern gold exploration was initiated in the early 1980’s when Marathon Oil identified the Chem Hill prospect. Mines Management leased the project in 1985 from Marathon and drilled 20 holes, 15 of which were on Chem Hill. Echo Bay leased the project from Mines Management in 1990, drilled an additional 12 holes expanding the resource and the footprint of the mineralized zone. Kennecott, through a grubstake with Brancote Minerals U.S. identified gold and silver mineralization hosted in upper and lower plate sediments south of the Echo Bay discovery. After Kennecott pulled out of the project, Hemlo Gold acquired the southern portion of the property exploring the area from 1992 to 1996. During this period Hemlo personnel identified at least 8 areas of anomalous gold through detailed mapping, collection of 1200 rock samples, 700 soil samples and 130 stream samples. This program culminated in seventeen widely spaced RC drill holes for a total of 12,140 feet. Although no significant resource was identified, anomalous to ore grade gold was intersected in 5 of the 17 holes.

During this same period North Mining leased and drilled the Chem area. Eighteen holes were completed for a total of 9,045 feet. North’s holes were widely spaced within the pediment around Chem Hill. The drilling identified several areas of covered alteration and mineralization. Carlin Gold drilled an additional 12 holes for 6,212 feet, testing three areas within the pediment. Significantly, five holes with anomalous gold drilled by Carlin were all located along the northwest trend between Chem Hill and Jasperoid Hill within the confines of the company’s property position.

Plans for the property have not yet been concluded and we will not formulate specific plans until we have had the opportunity to fully review all the available information on the property.

Gao Feng Gold Mining Property – Jiangxi, China

On April 22, 2007, as amended on May 15, 2009, we optioned a 25 percent interest in a gold exploration property referred to as the Gao Feng Gold Mining Property located in Jiangxi, China by entering into an Option To Purchase And Royalty Agreement with Jiujiang Gao Feng Mining Industry Limited Corporation, the beneficial owner of the property. The option allowed us to acquire an interest in the property by making certain expenditures and carrying out certain exploration work. Gao Fenglin, Senior Engineer, carried out the first phase of the work program which was completed between February 15 and March 3, 2010. On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration as reported and recommended in a geological engineering report dated January 18, 2011. For further detail the reader is referred to our Current Report filing on Form 8-K of February 5, 2011. No further payments or consideration are required as a result of the termination.

Our Proposed Exploration Program – Plan of Operation

Goldfields West Property, Esmeralda County, Nevada – Drilling Plan

Drilling will commence in September, 2011 and will target major structures which may host high-grade quartz-sulfide-gold veins similar to those in the main Goldfield district. A total of 1,550 to 2,000 meters of RC drilling is planned at six drill sites located in both the northern and southern parts of the property.

At the South target, interpretation of geophysical surveys has identified an 800 meter long nearly north-south structure. One hole, drilled in 2010, identified minor veinlets of quartz/pyrite/alunite and gold values up to 1.45 g/t over 1.5 meters. Two fences consisting of three angle drill holes spaced roughly 100 feet apart will attempt to penetrate the fault identified by the geophysical surveys.

At Nevada Eagle in the northern part of the property, drill holes will target an interpreted broad north-south trending structure which appears to host an intrusive dike. Two or three additional angle holes are planned to test the geophysical anomaly.

All of the drill holes will be angled across the interpreted structures, supervised and logged by an independent geologist. Drill samples will be collected on 1.5 meter lengths and shipped to ALS Chemex in Reno, Nevada for analysis of gold and silver content.

Belleville Property - Mineral County, Nevada – Drilling Plan

After geologic mapping and geochemical sampling was completed, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long.

All American plans to test the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites later in the fall of 2011. A total of 1,500 to 2,000 feet of drilling is planned.

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

Employees

Initially, we intend to use the services of subcontractors on an as needed basis for exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employees will be Brent Welke and Gaspar R. Gonzalez, our senior officers and directors.

At present, we have no employees, other than Messrs. Welke and Gonzalez.

On December 1, 2010, we entered into a consulting agreement with Brent Welke, our senior officer and a director, for a term of 36 months, whereby Mr. Welke has agreed to provide the Corporation with various consulting services as president, secretary and chief executive officer, and act as a director of the Corporation. As compensation, the Corporation has agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,500,000 shares of the Corporation’s common stock which were issued on November 30, 2010.

On July 1, 2011, we entered into a Consulting Services Agreement with Dr. Gaspar R. Gonzalez, our Treasurer and a director, whereby Mr. Gonzalez has agreed to provide the Corporation with certain financial management services as treasurer and chief financial officer, and act as a director of the Corporation. As compensation, the Corporation has agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,000,000 shares of the Corporation’s common stock which were issued on July 1, 2011.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Offices

Our offices are located at 700 North High School Road, Suite 203, Indianapolis, Indiana 46214. Currently, these facilities are provided to us by Mr. Brent Welke, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged at cost.

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

Results of Operations

All American was incorporated as Osprey Ventures, Inc. on May 17, 2006, and changed its name to All American Gold Corp. on October 15, 2010; comparative periods for the quarters ended August 31, 2011, and August 31, 2010, and from May 17, 2006 (inception), through August 31, 2011, are presented in the following discussion.

Since inception, we have used our common stock, advances from related parties, private placements of our securities or convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to August 31, 2011, was $719,500 as a result of proceeds received from sales of our common stock ($319,000), an advance from a director ($40,000 excluding interest payable), a non-interest bearing short term loan ($15,500) and a convertible debenture ($350,500) which was converted to common shares of our capital stock subsequent to the end of the quarter under discussion.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2011. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended August 31, 2011, and August 31, 2010, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the three-month period was $200,000. For the same period in 2010, the amount was $0 (nil) and for the period from inception on May 17, 2006, through to and including August 31, 2011, the amount was $319,500 provided by the sale of common stock in 2006, 2009 and 2011. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES

	Three Months	Three Months	May 17, 2006
	Ended August	Ended August	(inception) to
	31, 2011	31, 2010	August 31, 2011

Exploration mining property – China	$-	$-	$20,000
Exploration mining property – Goldfield - USA	1,545	302,359	305,352
Exploration mining property – Belleville - USA	24,087	-	24,087
Exploration mining property – Iowa Canyon - USA	7,000	-	7,000
Bank charges	239	-	1,902
Loss (gain) on currency exchange	504	-	1,233
Interest expense – promissory note	252	252	2,896
Interest expense – convertible note	2,542	-	12,843
Contributed administrative support	-	-	300
Consulting	-	-	19,500
Office	3,027	-	23,731
Organizational costs	-	-	300
Professional fees	6,057	1,866	91,392
Corporate services	-	-	5,000
Public relations	7,500	-	13,019
Investor relations	15,000	-	15,000
Registration and filing fees	4,352	1,044	26,535
Management fees	1,005,000	-	1,031,477
Transfer agent fees	4,025	500	13,229
Travel and meals	-	0	7,018

TOTAL EXPENSES	1,081,130	306,021	1,621,814

SUMMARY – Total expenses were $1,081,130 in the quarter ended August 31, 2011, and $306,021 for the similar period in 2010. A total of $1,621,814 in expenses has been incurred since inception on May 17, 2006, through August 31, 2011. These costs have and will vary from quarter to quarter based on the level of general corporate activity, acquisitions, exploration operations and capital raising and increased significantly in the three month period under discussion as a result of our commencing exploration on our optioned mineral properties in Nevada. Costs can be further subdivided into:

GOLDFIELD WEST OPTION EXPLORATION AND ACQUISITION EXPENSES: $1,545 was paid in the current period as part of the exploration expenses of the Goldfield West property while $302,359 was expended in the similar quarter ended August 31, 2010. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $305,352 in total on expenses in the acquisition of the option on the Goldfields West property.

BELLEVILLE EXPLORATION AND ACQUISITION EXPENSES: $24,087 was paid in the current period as part of the exploration or acquisition expenses of the Belleville property and no such costs were expended in the similar quarter ended August 31, 2010. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $24,087 in total on expenses in the acquisition of the option or the exploration of the Belleville property.

IOWA CANYON EXPLORATION AND ACQUISITION EXPENSES: $7,000 was paid in the current period as part of the exploration or acquisition expenses of the Iowa Canyon acquisition in Nevada and no such costs were expended in the similar quarter ended August 31, 2010. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $7,000 in total on expenses in the acquisition of the option or the exploration of the Iowa Canyon property.

RESOURCE PROPERTY EXPLORATION EXPENSES - CHINA: All American did not incur any costs in regards to the Gao Feng property in China during the current quarter or for the similar period in 2010. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $20,000 in total on expenses in the exploration and holding of the property. The option on this project has been terminated and no further expenses will be incurred.

BANK CHARGES: All American incurred $239 in bank or related fees for the quarter ended on August 31, 2011, and $0 (nil) for the similar period in 2010. From inception on May 17, 2006, we have incurred a total of $1,902 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: All American lost $504 in currency exchange in the quarter ended on August 31, 2011 and $0 (nil) for the similar quarter in 2010. From inception on May 17, 2006, to August 31, 2011, we have incurred a total of $1,233 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTES: In April, 2010 a director, through a wholly owned corporation loaned $20,000 to All American in the form of a promissory note which bears interest at the rate of 5% and was due and payable on April 30, 2011; he subsequently agreed to extend the term of the note to two years which will make the note payable on April 30, 2012. In subsequent quarters he added $20,000 to that note yielding a total payable under the note of $40,000 at the end of the current quarter. During the quarter we incurred $252 for the interest due on the advance. During the similar period in 2010 there were $252 in such charges or accruals. From inception on May 17, 2006, we have incurred a total of $2,896 in interest payable on advances made by related parties. In the future this cost category will change based on whether there are advances or loans from related parties.

INTEREST EXPENSE ON CONVERTIBLE NOTE: On November 10, 2010, the Corporation issued $350,500 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to make the payment due to TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $50,500 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, may be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500. During the period ended August 31, 2011, the Corporation accreted interest of $2,542; for the similar period in 2010, the amount accreted was $0 (nil). From inception on May 17, 2006, we have incurred a total of $12,843 in interest accretable on such notes. During the quarter, the holder of the debenture elected to convert $350,000 of the debenture to common shares on July 13, 2011, resulting in the issuance of 875,000 common shares with the balance of $500 being converted to a short term non-interest bearing loan with no repayment terms.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended August 31, 2011, and 2010. A total of $300 has been incurred in the period from inception on May 17, 2006, to August 31, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: We incurred $0 (nil) in consulting fees for the quarters ended August 31, 2011, and 2010. For the period May 17, 2006 (inception), through August 31, 2011, $19,500 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities.

OFFICE EXPENSES: $3,027 in office expenses were incurred in the quarter ended August 31, 2011, and $0 (nil) in the similar period in 2010. For the period May 17, 2006 (inception), through August 31, 2011, a total of $23,731 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on August 31, 2011, and 2010. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $6,057 in professional fees for the quarter ended on August 31, 2011, and $1,866 for the 2010 period. From inception on May 17, 2006, we have incurred a total of $91,392 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: We incurred $0 (nil) corporate service fees for the quarters ended on August 31, 2011, and 2010. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: All American incurred $7,500 in public relations and related costs for the quarters ended on August 31, 2011, and $0 (nil) for the similar period in 2010. From inception on May 17, 2006, we have incurred a total of $13,019 in public relations fees.

INVESTOR RELATIONS: All American incurred $15,000 in investor relations and related costs for the quarters ended on August 31, 2011, and $0 (nil) for the similar period in 2010. From inception on May 17, 2006, we have incurred a total of $15,000 in public relations fees.

REGISTRATION AND FILING FEES: All American incurred $4,352 in registration and filing fee expenses for the quarter ended on August 31, 2011, and $1,044 for the similar period in 2010. From inception on May 17, 2006, we have incurred a total of $26,535 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly and other reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2009, we entered into a management services agreement with James Yiu, our former senior officer and director to manage the affairs of All American through the payment of HK $5,000 per month (approximately US $645) which agreement was terminated on December 31, 2009. On December 1, 2010, the Corporation entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the general affairs of the Corporation. As compensation, we have agreed to pay Mr. Welke $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. On July 1, 2011, the Corporation entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer and a director, for a term of 36 months, whereby Mr. Gonzalez has agreed to manage the financial affairs of the Corporation. As compensation, we have agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and have issued 2,000,000 shares of the Corporation’s common stock valued at the last trading price prior to entering into the agreement of $0.50 per share. We incurred $1,005,000 in management fee costs in the current quarter, which includes the deemed value of the 2,000,000 shares of common stock issued to Mr. Gonzalez under his Consulting Agreement ($1,000,000), while $0 (nil) was incurred for the quarter ended August 31, 2010. For the period May 17, 2006 (inception), through May 31, 2010, All American has incurred $1,031,477 on such expenses.

TRANSFER AGENT FEES: $4,025 was spent on transfer agent costs and attendant expenses in the quarter ended August 31, 2011, while $500 was spent in the similar period of 2010. For the period May 17, 2006 (inception), through May 31, 2010, a total of $13,229 has been spent on transfer agent expenses.

TRAVEL AND MEAL EXPENSES: $0 (nil) was spent in travel and meal costs in the quarter ended on August 31, 2011, and $0 (nil) was spent in the similar quarter of 2010. For the period May 17, 2006 (inception), through August 31, 2011, a total of $7,018 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month periods ended August 31, 2011, and August 31, 2010, the comparative values were $92,781 and $8,269 respectively. A total of $597,368 in net cash has been used for the period from inception on May 17, 2006, to August 31, 2011.

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

Plan of Operation

All American believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2012, with the proceeds of recent private placements of our securities. As of August 31, 2011, we had a surplus of $72,829 in working capital. We are currently working with interested parties to secure all the financing necessary for the planned exploration programs on our Nevada projects through the next year along with adequate working capital to support our non-exploration activities.

For the balance of the current fiscal year to May 31, 2012, we will concentrate our efforts on the exploration of the Belleville and Goldfield West properties and the establishment of a program for the Iowa Canyon project.

Currently the Goldfields West project is BLM permitted on 21 drill holes of which two have been completed. Based on the encouraging results of that work the corporation is moving forward with drilling the next targets. It is also moving forward with its business plan by moving drill rigs onto two target areas on the Belleville property based on the results and recommendations of the engineering report on the property. Drilling will commence in September, 2011 and will target major structures which may host high-grade quartz-sulphide-gold veins similar to those in the main Goldfield district. A total of 1,550 to 2,000 meters of RC drilling is planned at six drill sites located in both the northern and southern parts of the property. At the South target, interpretation of geophysical surveys has identified an 800 meter long nearly north-south structure. One hole, drilled in 2010, identified minor veinlets of quartz/pyrite/alunite and gold values up to 1.45 g/t over 1.5 meters. Two fences consisting of three angle drill holes spaced roughly 100 feet apart will attempt to penetrate the fault identified by the geophysical surveys. At Nevada Eagle in the northern part of the property, drill holes will target an interpreted broad north-south trending structure which appears to host an intrusive dike. Two or three additional angle holes are planned to test the geophysical anomaly. All of the drill holes will be angled across the interpreted structures, supervised and logged by an independent geologist. Drill samples will be collected on 1.5 meter lengths and shipped to ALS Chemex in Reno, Nevada for analysis of gold and silver content.

After geologic mapping and geochemical sampling was completed on the Belleville property, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long. We plan to test the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites later in the fall of 2011. A total of 1,500 to 2,000 feet of drilling is planned.

To date, the Iowa Canyon property has seen reasonable advances in defining surface targets based on geochemistry and geologic mapping. We believe the Iowa Canyon Property is in need of an aggressive exploration program and are dedicated to pursuing a campaign that fully exploits the rich potential of the property's underlying opportunity. Plans for the property have not yet been concluded and we will not formulate specific plans until we have had the opportunity to fully review all the available information on the property.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011 – 2012. Management projects that we may require up to $250,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Iowa Canyon costs	150,000
Working Capital	50,000
Total	$250,000

As at August 31, 2011, we had a working capital surplus of $72,829. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2011, our independent public accountants included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

For the quarter ended August 31, 2011, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to August 31, 2011, was $719,500 as a result of gross proceeds received from sales of our common stock (less offering costs) ($319,000), an advance in the form of a promissory note from a related party ($40,000), a non interest bearing loan ($500) and a convertible debenture in the amount of $350,000.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000. We issued 2,200,000 shares through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In 2009, we issued 1,840,000 shares through an S-1 registration statement to 43 investors for cash consideration of $96,000. In December, 2010, we issued 2,500,000 shares under a consulting agreement through a Section 4(2) exemption to a director and officer. In the quarter under review we issued 2,500,000 shares through a Section 4(2) exemption to our senior financial officer as part of a consulting agreement at a deemed price of $0.001 per share and issued 400,000 shares through a Rule 903 Regulation S offering for cash consideration of $200,000 to a single placee.

As of August 31, 2011, our total assets consisted entirely of cash and prepaid expenses in the amount of $127,707 while our total liabilities were $54,878. Working capital stood at a surplus of $72,829.

For the quarter ended August 31, 2011, the net loss was $1,081,130 ($0.01 per share) while for August 31, 2010, the net loss was $306,021 ($0.00 per share). The loss per share was based on a weighted average of 94,456,250 common shares outstanding for the current quarter and 90,400,000 for the quarter ended August 31, 2010. The net loss from May 17, 2006 (inception), to August 31, 2011, is $1,621,814.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2011. Inflation is moderately higher than it was during 2009 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2011, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

All American had 96,594,455 shares of common stock issued and outstanding as of the date of this report. Of these shares, approximately 54,500,000 shares are held by affiliates of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of (1) the average weekly trading volume in our shares during the four calendar weeks preceding such sale or (2) 1% of the then outstanding shares. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Section 4(2) of the Securities Act. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to August 31, 2011, was $719,500 as a result of proceeds received from sales of our common stock and an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

$-
Exploration mining property – China	20,000
Exploration mining property – Goldfield - USA	305,352
Exploration mining property – Belleville - USA	24,087
Exploration mining property – Iowa Canyon - USA	7,000
Bank charges	1,902
Loss on currency exchange	1,233
Interest expense – promissory note	2,896
Interest expense – convertible note	12,843
Contributed administrative support	300
Consulting	19,500
Office	23,731
Organizational costs	300
Professional fees	91,392
Corporate services	5,000
Public relations	13,019
Investor relations	15,000
Registration and filing fees	26,535
Management fees	1,031,477
Transfer agent fees	13,229
Travel and meals	7,018

Total expenses	1,621,814

Common Stock

During the three-month period ended August 31, 2011, 2,000,000 shares were issued to Gaspar Gonzalez, our senior financial officer and director under a consulting agreement whereby Mr. Gonzalez is providing certain management and consulting services to All American. The shares are exempted from registration under Section 4(2) of the Securities Act. Mr. Gonzalez acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. The shares were valued at the last quoted price of $0.50 per share on the date of the agreement.

We also issued 400,000 shares through a private placement under a Rule 903 Regulation S offering in July, 2011 for cash consideration of $200,000 to a single placee.

As of August 31, 2011, there were 96,175,000 shares issued and outstanding. No other shares were issued during the quarter under consideration.

Options

No options were granted during the three -month period ending August 31, 2011.

Code of Ethics

The Board of Directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (317) 926-4653 or write to 700 North High School Road, Suite 203, Indianapolis, Indiana 46214.

Web Site

All American maintains a Web site at http://allamericangoldcorp.com and has an e-mail address at “info@allamericangoldcorp.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2011:

  July 11, 2011 – Entry into a Material Definitive Agreement – On July 1, 2011, we entered into a consulting agreement with Gaspar Gonzalez, for a term of 36 months, whereby Mr. Gonzalez has agreed to provide the Corporation with various financial consulting services as treasurer and chief financial officer. As compensation, the Corporation has issued 2,000,000 shares of the Corporation’s common stock and will pay Mr. Gonzalez $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement.

  Appointment of Certain Officers and Directors; Departure of Certain Officers and Directors
  – Also, on July 1, 2011, we received a resignation of Brent Welke as treasurer and chief financial officer of the Corporation. Mr. Welke will remain as a member of the Corporation’s board of directors, its president, secretary and chief executive officer. As a result of Mr. Welke’s resignation, we appointed Gaspar Gonzalez as treasurer and chief financial officer and director of the Corporation.

  Gaspar R. Gonzalez, Jr. – Chief Financial Officer and Treasurer
  As chief financial officer, Dr. Gonzalez, Jr. oversees all of the organization, planning, reporting and analyzing of the Company’s financial data. Dr. Gonzalez, Jr. has more than fifteen years executive-level experience in financial management organizations.

  Prior to joining the Company, from 1997 to 2009, Dr. Gonzalez, Jr. was an advisor on global business alliances and a senior director of international development in strategic affairs and governmental business development with United States Advanced Resource Technologies. His responsibilities included the introduction and development of strategic business alliances; serving as host with governments, while bridging respective organizations to key decision making contacts in the target country; identifying the client’s needs and interfacing with the sales and delivery of technical advisory services, mergers and acquisitions, and infrastructure developers in Asia/Pacific, Latin America, Africa and Europe; leading international operations. These included functions of general management issues specializing in banking and international finance, international trade and commerce, energy, water, environmental management, telecommunications, healthcare, pharmaceutical and nutraceutical, food and distribution sector.

  From August 2005 to July 2007 Dr. Gonzalez, Jr. was the senior advisor, director, project manager and program facilitator with Menon Foundation in Dubai, UAE, where his responsibilities included advising on all phases of negotiations and contracts, stemming from letters of intent to final payments and review of contract structures; coordinating with all responsible parties and consolidating reports; verifying and hypothecating all negotiable instruments for transactions; identifying fraudulent operators and coordinating reporting with the Federal Reserve and all other respective duties assigned by the authority of the Sheik. Dr. Gonzalez, Jr.’s financial control and commercial skills played a crucial role in helping Menon Foundation achieve and exceed its projected growth year after year.

  Dr. Gonzalez has experience in the financial sector working with entities such as IMF, Export- Import Bank, World Bank, USAID and others specializing in banking, international financial operations, international trading and minerals and oil related industries.

  Dr. Gonzalez earned his Bachelor of Business Administration degree at Florida Atlantic University (1979). He also holds a Doctorate Business Administration/PHD (1992) in international business development and finance. Dr. Gonzalez is multilingual – DOD/NSA certified in English, Spanish, French, Portuguese, Italian and with working knowledge in Chinese.

  There have been no transactions between the Company and Dr. Gonzalez, Jr. since the Company’s last fiscal year which would be required to be reported herein. There are no family relationships among our directors or executive officers.

  July 20, 2011 – Unregistered Sale of Equity Securities – On July 11, 2011, we issued 400,000 shares of our common stock in a private placement, raising gross proceeds of $200,000, or $0.50 per share. We have issued the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

  On July 13, 2011, we issued 875,000 shares of our common stock at $0.40 per share upon receipt of Notice of Conversion related to a $350,000 Convertible Note. We have issued the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

  August 5, 2011 – Entry into a Material Definitive Agreement – On August 1, 2011, we entered into a consulting services agreement with Parkside Communications, Inc. of New York, NY, for a term of five and one-half months (5½) months, whereby Parkside will provide consulting services in the establishment of a formalized investor relations program. As compensation, the Company has agreed to pay $5,000 commencing August 15, 2011 and $5,000 per month on the fifteenth day of each month during the term of the agreement with the final payment on January 15, 2012 being $2,500, pursuant to the terms of the consulting services agreement

Subsequent Events

On September 9, 2011, we entered into an option agreement (the “TAC Agreement”) with TAC Gold Inc. in regards to the acquisition of a 15% interest in a mineral exploration property known as the “Iowa Canyon” property, located in Lander County, Nevada (see page 8 of this periodic report for further discussion of the terms of the agreement and the obligations thereunder).

On September 11, 2011 the Company issued 400,000 shares of our common stock in a private placement, raising gross proceeds of $280,000, or $0.70 per share. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 14, the Board of Directors received the resignation of Ma Cheng Ji as a director of the Company. Mr. Ma’s resignation was not the result of any disagreement with the Company regarding its operations, policies, practices or otherwise but rather as a result of the Corporation no longer being involved in operations in China and other personal and business reasons. As of the date of this periodic report, our Board of Directors is comprised of Messrs. Brent Welke and Dr. Gaspar R. Gonzalez.

On October 3, 2011, the Company issued 19,455 shares of our common stock to satisfy the annualized obligations of the Nevada option agreements on the Belleville and Goldfields West properties to TAC Gold to reimburse them for the equivalent dollar value ($9,921.88) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a deemed price of $0.51 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Date: October 13, 2011.

BY:	/s/ “Brent Welke”

BRENT WELKE, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors

By:	/s/ “Gaspar R. Gonzalez”

GASPAR R. GONZALEZ, Treasurer and Director (Principal Financial
Officer and Chief Financial Officer)