Form 10-Q
period 2011-11-30
All American Gold Corp.
filed 2012-01-17
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended NOVEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 96,594,455 shares of Common Stock as of the date of this report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $4,209,446 predicated on 42,094,455 shares and based on the last reported sales price ($0.10) on the OTC Bulletin Board on that date (symbol “AAGC”). We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format. Yes [ ] No [ X ]

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the first quarter ended November 30, 2011

BALANCE SHEETS AS OF NOVEMBER 30, 2011 (UNAUDITED), AND MAY 31, 2011.

STATEMENTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2011 (UNAUDITED), AND NOVEMBER 30, 2010 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2011 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2011 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 (UNAUDITED), AND NOVEMBER 30, 2010 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2011 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
AS OF NOVEMBER 30, 2011 (UNAUDITED), AND MAY 31, 2011

	November 30,
	2011	May 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$47,808	$9,913
Prepaid Expenses	3,775	1,100
TOTAL ASSETS	$51,583	$11,013

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party – former officer & director	$40,000	$30,000
Due to a non related party	10,500	10,000
Convertible note and interest, net of discount	-	247,301
Accounts payable and accrued liabilities	4,127	14,096

TOTAL LIABILITIES	54,627	301,397

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
96,594,455 and 92,900,000 shares of common stock respectively	96,594	92,900
Additional paid-in capital	1,896,235	157,400
Deficit accumulated during the exploration stage	(1,995,873)	(540,684)
Total stockholders’ equity (deficit)	(3,044)	(290,384)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$51,583	$11,013

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE- AND SIX-MONTHS ENDED NOVEMBER 30, 2011, AND NOVEMBER 30, 2010
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2011
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2011	2010	2011

REVENUE	$-		$-		$-

Total revenue	-		-		-

EXPENSES

Exploration mining property – China	-	-	-	-	20,000
Exploration mining property – Goldfield - USA	149,022	-	150,567	302,359	454,374
Exploration mining property – Belleville - USA	131,885	-	155,972	-	155,972
Exploration mining property – Iowa Canyon - USA	50,010	-	57,010	-	57,010
Bank charges	101	452	340	452	2,003
Loss (gain) on currency exchange	-	-	504	-	1,233
Interest expense – promissory note	249	249	501	501	3,145
Interest expense – convertible note	-	3,237	2,542	3,237	12,843
Contributed administrative support	-	-	-	-	300
Consulting	3,000	-	3,000	-	22,500
Office	9,485	1,436	12,511	1,436	33,216
Organizational costs	-	-	-	-	300
Professional fees	4,532	13,715	10,589	15,581	95,924
Corporate services	-	1,000	-	1,000	5,000
Public relations	1,817	3,348	9,317	3,348	14,836
Investor relations	15,000	-	30,000	-	30,000
Registration and filing fees	2,578	9,785	6,930	10,828	29,113
Management fees	3,000	-	1,008,000	-	1,034,477
Transfer agent fees	800	1,622	4,825	2,122	14,029
Travel and meals	2,580	284	2,581	284	9,598

Total expenses	374,060	35,128	1,455,189	341,148	1,995,873

NET LOSS FOR THE PERIOD	$(374,060)	$(35,128)	$(1,455,189)	$(341,148)	$(1,995,873)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	96,565,422	90,400,000	95,310,929	90,400,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2011 (UNAUDITED)

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2011 (UNAUDITED)
(continued)

					Deficit

					Accumulated
			Additional	Share	During the
	(Note 7 )		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

Common stock issued at a deemed value of $0.001 per share – July 1, 2011, (note 7) – consulting agreement	2,000,000	2,000	998,000	-	-	1,000,000
Common stock issued at a value of $0.50 per share – July 13, 2011, (note 7) – private placement	400,000	400	199,600	-	-	200,000
Common stock issued at a deemed value of $0.001 per share – July 13, 2011, (note 7) conversion of debenture	875,000	875	243,468	-	-	244,343
Common stock issued at a value of $0.70 per share – Sept 12, 2011, (note 7) – private placement	400,000	400	279,600	-	-	280,000
Common stock issued at a deemed value of $0.51 per share – Oct 3, 2011, (note 7) due under Nevada option agreements	19,455	19	18,167	-	-	18,186
Net loss for the period ended November 30, 2011 (unaudited)	-	-	-	-	(1,455,189)	(1,455,189)

Unaudited Balance November 30, 2011	96,594,455	$96,594	$1,896,235	$-	$(1,995,873)	$(3,044)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011, AND NOVEMBER 30, 2010,
AND FOR THE PERIOD FROM INCEPTION TO NOVEMBER 30, 2011
(Unaudited)

			Cumulative results of
	Six Months	Six Months	operations May 17,
	Ended	Ended	2006 (inception) to
	November 30, 2011	November 30, 2010	November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,455,189)	$(341,148)	$(1,995,873)
Adjustments to reconcile net loss to net cash used in
operating activities
- contributed administrative expense	-	-	300
- due under Goldfields option	-	-	-
- issuance of shares under consulting agreement	1,000,000	-	1,012,500
- issuance of shares under option agreements	18,186	-	18,186
- accretion of interest on convertible notes	2,542	3,237	12,843
Changes in:
- prepaid expenses	(2,675)	200	(3,775)
- due to a related party	-	-	3,325
- accounts payable and accrued liabilities	(9,969)	(851)	802

NET CASH USED IN OPERATING
ACTIVITIES	(447,105)	(338,562)	(951,692)
596990
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	480,000	-	599,000
Loan from non-related party	5,000	-	5,000
Repayment of notes payable	-	-	(21,091)
Proceeds from issuance of promissory note payable	-	5,000	61,091
Proceeds from convertible notes	-	355,500	355,500

NET CASH PROVIDED BY FINANCING
ACTIVITIES	485,000	360,500	999,500

NET INCREASE (DECREASE) IN CASH	37,895	21,938	47,808

CASH, BEGINNING OF PERIOD	9,913	8,926	-

CASH, END OF PERIOD	$47,808	$30,864	$47,808

Supplemental cash flow information: cash paid for

Interest on promissory and convertible notes	$249	$501	$3,145
Non-cash investing and financing activities
Common stock issued to convert notes payable	350,000	-	350,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2011

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,995,873 for the period from May 17, 2006 (inception), to November 30, 2011, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2011

NOTE 3 – RELATED PARTY TRANSACTIONS

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

On December 1, 2010, the Company entered into a consulting agreement with Brent Welke, our president, Chief Executive Officer and a director, for a term of 36 months, whereby Mr. Welke agreed to provide the Company with various consulting services. As compensation, the Company agreed to pay Mr. Welke US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and issued 2,500,000 shares of the Company’s common stock which, for accounting purposes, was valued at $12,500 which was based on the previously last issue price of our common stock of $0.005 per share.

On July 1, 2011, the Company entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer, Chief Financial officer and a director, for a term of 36 months, whereby Mr. Gonzalez agreed to provide the Company with various financial consulting services. As compensation, the Company agreed to pay him US$1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and issued 2,000,000 shares of the Company’s common stock which, for accounting purposes, was valued at $1,000,000 which is based on the last price at which our common stock traded at the close of business on July 1, 2011 –$0.50 per share.

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

Mineral Property Interests – State of Nevada – U.S.A.

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

  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2011

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

  A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months; In September, 2011, we converted that right to an option to acquire a 15% interest in the property. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property.

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

Upon payment of the $300,000 to TAC Gold Inc. (paid as to $200,000 on September 14, 2010, and $100,000 on November 24, 2010), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described in the table below.

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
November 30, 2011

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
November 30, 2011

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

IOWA CANYON – ALL AMERICAN 15% INTEREST

All American must pay to TAC Gold $50,000 on date of execution (paid) and a further $50,000 by January 11, 2012 which has not been made. On January 12, 2012, the Board of Directors decided to proceed no further with the Iowa Canyon property at this time because raising the required funds would strain or jeopardize our ability to secure the funds that we require to continue moving forward with our two primary targets – the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

All American’s Portion	(15% of total)		(15% of total)
Anniversary Date	Payment	Share Issuance	Property Expenditure
September 9, 2011	$50,000 (paid)	Nil	Nil
January 11, 2012	$50,000 (not paid)	Nil	Nil
April 5, 2012	$4,500	TBD	$30,000
April 5, 2013	$4,500	TBD	$37,500
April 5, 2014	$6,000	TBD	$45,000
April 5, 2015	$6,000	TBD	$52,500
April 5, 2016	$7,500	TBD	$60,000
April 5, 2017	$10,500	TBD	$75,000

TOTALS	$89,000		$300,000

Gao Feng Gold Property – Jiangxi Province, China

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2010, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China. As at November 30, 2011, the Company had paid for its portion of the first phase of a planned two-phase exploration program in the amount of $20,000. The field work for the first phase of the planned two-phase exploration program was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011. No further payments or consideration are required as a result of the termination of the agreement.

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2011

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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
November 30, 2011

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

NOTE 6 – INCOME TAXES

As of November 30, 2011, the Company had net operating loss carry forwards of approximately $1,995,873 that may be available to reduce future years’ taxable income and will expire beginning in 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2011

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

On October 3, 2011, the Company issued 19,455 shares of our common stock to satisfy the annualized obligations of the Nevada option agreements on the Belleville and Goldfields West properties to TAC Gold to reimburse them for the equivalent dollar value ($18,186) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a deemed price of $0.51 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2011

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

During the period ended November 30, 2011, the Company accreted interest of $2,542.

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

NOTE 9 – SUBSEQUENT EVENTS

On January 12, 2012, the Board of Directors decided not to proceed with the Iowa Canyon property at this time because raising the required funds would strain or jeopardize our ability to secure the funds that we require to continue moving forward with our two primary targets – the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2011, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2011 we changed our name to All American Gold Corp. and effected a 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 700 North High School Road, Suite 203, Indianapolis, Indiana 46214. Our telephone number is (317) 926-4653 or (888) 755-9766 and e-mail addresses are info@allamericangoldcorp.com.

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

Mining Projects Under Option

Mineral Property Interests – State of Nevada – U.S.A. (with TAC Gold and Minquest)

On August 23, 2010, we entered into two agreements with TAC Gold Inc. (“TAC”), a Canadian reporting issuer which trades on the Canadian National Stock Exchange (CNSX) , in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

  An option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty);

  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and

On September 9, 2011, as amended on November 3, 2011, we entered into a mining option agreement with TAC in regards to Iowa Canyon property whereby we acquired:

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Belleville agreement is as follows

All American’s Portion
Anniversary Date	Payment	Share Issuance	Property Expenditure
August 4, 2010	Paid by TAC	Nil	Paid by TAC
August 4, 2011	$20,000 (paid)	9,804 (issued)	$120,000 (paid)
August 4, 2012	$30,000	TBD	$150,000
August 4, 2013	$30,000	TBD	$200,000
August 4, 2014	$40,000	TBD	$200,000
August 4, 2015	$50,000	TBD	$250,000
August 4, 2016	$0	TBD	$400,000

TOTALS	$170,000		$1,320,000

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

We plan on reviewing the results of the past drilling and exploration programs but have so far identified an additional three potential drilling targets which will be located in the set of gold bearing zones described above. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. The third target occurs at the intersection of the mineralized structures with a major lithologic contact. After geologic mapping and geochemical sampling was completed, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long. We are testing the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites with a total of 1,500 to 2,000 feet of drilling being completed.

Our second phase drill program, created in part through review of the 43-101 technical report done on the property, will ultimately consist of reverse circulation drill holes averaging 600 feet (180 metres) in depth for a total of up to 2,400 feet (732 metres). The target is an east-northeast trending IP anomaly which occurs under wind-blown sand and other pediment cover. The anomaly has been interpreted as a possible major shear zone which could host gold/silver mineralization similar to two mineralized faults found elsewhere on the property. Drilling is being done using a reverse circulation (RC) drilling rig with continuous sampling on five foot intervals. After the addition of blanks and standards the samples will be shipped to ALS Chemex in Reno, Nevada for analysis.

Drilling was initiated at the Belleville project on December 5, 2011. The plan is to drill two to four angle drill holes into a pediment covered geophysical anomaly interpreted to be a buried structure, which could be mineralized, similar to nearby veins within the exposed mountain range. The first hole, drilled at -45 degrees using an RC rig, was lost after drilling 120 feet of alluvium. A second hole at -60 degrees was attempted and was also lost before reaching bedrock. The alluvium is much thicker than the geophysicist who did the interpretation believed. Drilling will resume shortly after the first of the year after acquisition of casing equipment needed to drill through thick gravel cover. Drilling is expected to be completed by late January. Assays and a report on the drilling program are not expected until the spring.

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Goldfields West agreement is as follows:

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure
September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	9,651 (issued)	$70,000 (paid)
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$398,000		$770,000

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

Drilling was initiated on September 24, 2011 at Goldfield West (GFW) using a reverse circulation (RC) drill rig where a total of five angled RC holes totaling 3,510 feet were drilled and completed on October 20, 2011. Two east-west fences of two holes each were drilled in the South target attempting to identify major feeder faults interpreted from geophysical surveys conducted over the area. The two fences are 330 feet (100 meters) apart. A fifth hole was drilled 4,500 feet north near a historic hole containing a significant thickness of anomalous gold. Geochemical results are nearly all in hand and result tabulation, cross section construction and interpretation are in progress A total of 1,550 to 2,000 meters of RC drilling is planned at six drill sites located in both the northern and southern parts of the property.

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

Iowa Canyon Property

On September 9, 2011, as amended November 9, 2011, we entered into an option agreement (the “TAC Agreement”) with TAC Gold Inc. in regards to the acquisition of a 15% interest in a mineral exploration property known as the “Iowa Canyon” property, located in Lander County, Nevada. TAC holds an underlying option agreement from Minquest Inc. (“Minquest”) to acquire a 100% interest in the property pursuant to a Mineral Property Option Agreement dated April 6, 2010, as amended on April 6, 2011 (collectively the “Underlying Option Agreement”). In consideration of the 15% interest in the Iowa Canyon property, we paid to TAC the sum of $50,000 concurrently with the execution and delivery of the agreement (paid) and agreed to pay an additional $50,000 by January 11, 2012. On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time. The decision was made to instead focus our resources on our two primary targets – the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

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

Our Proposed Exploration Program – Plan of Operation

Goldfields West Property, Esmeralda County, Nevada – Drilling Plan

Drilling was initiated on September 24, 2011 at Goldfield West (GFW) using a reverse circulation (RC) drill rig where a total of five angled RC holes totaling 3,510 feet were drilled and completed on October 20, 2011. Two east-west fences of two holes each were drilled in the South target attempting to identify major feeder faults interpreted from geophysical surveys conducted over the area. The two fences are 330 feet (100 meters) apart. A fifth hole was drilled 4,500 feet north near a historic hole containing a significant thickness of anomalous gold. Geochemical results are nearly all in hand and result tabulation, cross section construction and interpretation are in progress A total of 1,550 to 2,000 meters of RC drilling is planned at six drill sites located in both the northern and southern parts of the property.

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

Our second phase drill program, created in part through review of the 43-101 technical report done on the property, will consist of reverse circulation drill holes averaging 600 feet (180 metres) in depth for a total of up to 2,400 feet (732 metres). The target is an east-northeast trending IP anomaly which occurs under wind-blown sand and other pediment cover. The anomaly has been interpreted as a possible major shear zone which could host gold/silver mineralization similar to two mineralized faults found elsewhere on the property. Drilling is being done using a reverse circulation (RC) drilling rig with continuous sampling on five foot intervals. After the addition of blanks and standards the samples will be shipped to ALS Chemex in Reno, Nevada for analysis.

Drilling was initiated at the Belleville project on December 5, 2011. The plan is to drill two to four angle drill holes into a pediment covered geophysical anomaly interpreted to be a buried structure, which could be mineralized, similar to nearby veins within the exposed mountain range. The first hole, drilled at -45 degrees using an RC rig, was lost after drilling 120 feet of alluvium. A second hole at -60 degrees was attempted and was also lost before reaching bedrock. The alluvium is much thicker than the geophysicist who did the interpretation believed. Drilling will resume shortly after the first of the year after acquisition of casing equipment needed to drill through thick gravel cover. Drilling is expected to be completed by late January. Assays and a report on the drilling program are not expected until the spring.

We do not claim to have any ores or reserves whatsoever at this time on our optioned properties.

Iowa Canyon Property – Lander County, Nevada

On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time. The decision was made to instead focus our resources on our two primary targets – the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

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

Results of Operations

All American was incorporated as Osprey Ventures, Inc. on May 17, 2006, and changed its name to All American Gold Corp. on October 15, 2010; comparative periods for the quarters and six month periods ended November 30, 2011, and November 30, 2010, and from May 17, 2006 (inception), through November 30, 2011, are presented in the following discussion.

Since inception, we have used our common stock, advances from related parties, private placements of our securities or convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to November 30, 2011, was $999,500 as a result of proceeds received from sales of our common stock ($599,000), an advance from a director ($40,000 excluding interest payable), a non-interest bearing short term loan ($15,500) and a convertible debenture ($350,000) which was converted to common shares of our capital stock subsequent to the end of the quarter under discussion.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2011. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters and six month periods ended November 30, 2011, and November 30, 2010, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the three-month period was $280,000 as a result of the sale of 400,000 shares at a price of $0.70 per share through a Regulation S , Rule 903, private placement and for the same period in 2010, the amount was $0 (nil) and for the period from inception on May 17, 2006, through to and including November 30, 2011, the amount was $999,500 provided by the sale of common stock in 2006, 2009 and 2011. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES

	3 Months	3 Months	6 Months	6 Months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	November	November	November	November	November 30,
	30, 2011	30, 2010	30, 2011	30, 2010	2011
	$-	$-	$-	$-	$-
Exploration mining property – China	-	-	-	-	20,000
Exploration mining property – Goldfield - USA	149,022	-	150,567	302,359	454,374
Exploration mining property – Belleville - USA	131,885	-	155,972	-	155,972
Exploration mining property – Iowa Canyon - USA	50,010	-	57,010	-	57,010
Bank charges	101	452	340	452	2,003
Loss (gain) on currency exchange	-	-	504	-	1,233
Interest expense – promissory note	249	249	501	501	3,145
Interest expense – convertible note	-	3,237	2,542	3,237	12,843
Contributed administrative support	-	-	-	-	300
Consulting	3,000	-	3,000	-	22,500
Office	9,485	1,436	12,511	1,436	33,216
Organizational costs	-	-	-	-	300
Professional fees	4,532	13,715	10,589	15,581	95,924
Corporate services	-	1,000	-	1,000	5,000
Public relations	1,817	3,348	9,317	3,348	14,836
Investor relations	15,000	-	30,000	-	30,000
Registration and filing fees	2,578	9.785	6,930	10,828	29,113
Management fees	3,000	-	1,008,000	-	1,034,477
Transfer agent fees	800	1,622	4,825	2,122	14,029
Travel and meals	2,580	284	2,581	284	9,598
NET LOSS FOR THE PERIOD	374,060	35,128	1,455,189	341,148	1,995,873

SUMMARY – Total expenses were $374,060 in the quarter ended November 30, 2011, and $35,128 for the similar period in 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $1,455,189 and $341,148 respectively. A total of $1,995,873 in expenses has been incurred since inception on May 17, 2006, through November 30, 2011. These costs have and will vary from quarter to quarter based on the level of general corporate activity, acquisitions, exploration operations and capital raising and increased significantly in the three month period under discussion as a result of our commencing exploration on our optioned mineral properties in Nevada. Costs can be further subdivided into:

GOLDFIELD WEST OPTION EXPLORATION AND ACQUISITION EXPENSES: $149,022 was paid in the current period as part of the exploration expenses of the Goldfield West property while $0 (nil) was expended in the similar quarter ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $150,567 and $302,359 respectively. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $454,374 in total on expenses in the acquisition of the option on the Goldfields West property.

BELLEVILLE EXPLORATION AND ACQUISITION EXPENSES: $131,885 was paid in the current period as part of the exploration or acquisition expenses of the Belleville property but no such costs were expended in the similar quarter ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $155,972 and $0 (nil) respectively. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $155,972 in total on expenses in the acquisition of the option or the exploration of the Belleville property.

IOWA CANYON EXPLORATION AND ACQUISITION EXPENSES: $50,010 was paid in the current period as part of the exploration or acquisition expenses of the Iowa Canyon acquisition in Nevada but no such costs were expended in the similar quarter ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $57,010 and $0 (nil) respectively. For the period May 17, 2006 (inception) through May 31, 2010, All American has incurred $57,010 in total on expenses in the acquisition of the option or exploration of the Iowa Canyon property. On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time. The decision was made to instead focus our resources on our two primary targets – the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

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

BANK CHARGES: All American incurred $101 in bank or related fees for the quarter ended on November 30, 2011, and $452 for the similar period in 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $340 and $452 respectively. From inception on May 17, 2006, we have incurred a total of $2,003 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: All American lost $0 (nil) in currency exchange in the quarter ended on November 30, 2011 and $0 (nil) for the similar quarter in 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $504 and $0 (nil) respectively. From inception on May 17, 2006, to November 30, 2011, we have incurred a total of $1,233 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTES: In April, 2010 a director, through a wholly owned corporation loaned $20,000 to All American in the form of a promissory note which bears interest at the rate of 5% and was due and payable on April 30, 2011; he subsequently agreed to extend the term of the note to two years which will make the note payable on April 30, 2012. In subsequent quarters he added $20,000 to that note yielding a total payable under the note of $40,000 at the end of the current quarter. During the quarter we incurred $249 for the interest due on the advance. During the similar period in 2010 there were $249 in such charges or accruals. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $501 and $501 respectively. From inception on May 17, 2006, we have incurred a total of $3,145 in interest payable on advances made by related parties. In the future this cost category will change based on whether there are advances or loans from related parties.

INTEREST EXPENSE ON CONVERTIBLE NOTE: On November 10, 2010, the Corporation issued $350,000 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to make the payment due to TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $50,000 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which were to mature on August 23, 2015, could be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500. During the period ended November 30, 2011, the Corporation accreted interest of $0 (nil) for the similar period in 2010, the amount accreted was $3,237. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $2,542 and $3,237 respectively. From inception on May 17, 2006, we have incurred a total of $12,843 in interest accretable on such notes. During the preceding quarter, the holder of the debenture elected to convert $350,000 of the debenture to common shares on July 13, 2011, resulting in the issuance of 875,000 common shares with the balance of $500 being converted to a short term non-interest bearing loan with no repayment terms.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended November 30, 2011, and 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $0 (nil) and $0 (nil) respectively. A total of $300 has been incurred in the period from inception on May 17, 2006, to November 30, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: On July 1, 2011, the Corporation entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer and a director, for a term of 36 months, whereby Mr. Gonzalez has agreed to manage the financial affairs of the Corporation. As compensation, we have agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and have issued 2,000,000 shares of the Corporation’s common stock valued at the last trading price prior to entering into the agreement of $0.50 per share. We incurred $3,000 in consulting fees for the quarter ended November 30, 2011, and $0 (nil) for the quarter ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $3,000 and $0 (nil) respectively. For the period May 17, 2006 (inception), through November 30, 2011, $22,500 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities.

OFFICE EXPENSES: $9,485 in office expenses were incurred in the quarter ended November 30, 2011, and $1,436 in the similar period in 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $12,511 and $1,436 respectively. For the period May 17, 2006 (inception), through November 30, 2011, a total of $33,216 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on November 30, 2011, and 2010 or for the six month periods ended on November 30, 2011 and 2010. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $4,532 in professional fees for the quarter ended on November 30, 2011, and $13,715 for the 2010 period. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $10,589 and $15,881 respectively. From inception on May 17, 2006, we have incurred a total of $95,924 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: We incurred $0 (nil) corporate service fees for the quarters ended on November 30, 2011, and $1,000 for the quarter ended on November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $0 (nil) and $1,000 respectively. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: All American incurred $1,817 in public relations and related costs for the quarters ended on November 30, 2011, and $3,348 for the similar period in 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $9,317 and $3,348 respectively. From inception on May 17, 2006, we have incurred a total of $14,836 in public relations fees.

INVESTOR RELATIONS: All American incurred $15,000 in investor relations and related costs for the quarters ended on November 30, 2011, and $0 (nil) for the similar period in 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $30,000 and $0 (nil) respectively. From inception on May 17, 2006, we have incurred a total of $30,000 in investor relations fees.

REGISTRATION AND FILING FEES: All American incurred $2,578 in registration and filing fee expenses for the quarter ended on November 30, 2011, and $9,785 for the similar period in 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $6,930 and $10,828 respectively. From inception on May 17, 2006, we have incurred a total of $29,113 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly and other reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2009, we entered into a management services agreement with James Yiu, our former senior officer and director to manage the affairs of All American through the payment of HK $5,000 per month (approximately US $645) which agreement was terminated on December 31, 2009. On December 1, 2010, the Corporation entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the general affairs of the Corporation. As compensation, we have agreed to pay Mr. Welke $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. We incurred $3,000 in management fee costs in the current quarter while $0 (nil) was incurred for the quarter ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $1,008,000 and $0 (nil) respectively. For the period May 17, 2006 (inception), through May 31, 2010, All American has incurred $1,034,477 on such expenses.

TRANSFER AGENT FEES: $800 was spent on transfer agent costs and attendant expenses in the quarter ended November 30, 2011, while $1,622 was spent in the similar period of 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $4,825 and $2,122 respectively. For the period May 17, 2006 (inception), through May 31, 2010, a total of $14,029 has been spent on transfer agent expenses.

TRAVEL AND MEAL EXPENSES: $2,580 was spent in travel and meal costs in the quarter ended on November 30, 2011, and $284 was spent in the similar quarter of 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $2,581 and $284 respectively. For the period May 17, 2006 (inception), through November 30, 2011, a total of $9,598 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month periods ended November 30, 2011, and November 30, 2010, the comparative values were $447,105 and $338,562 respectively. A total of $951,692 in net cash has been used for the period from inception on May 17, 2006, to November 30, 2011.

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

Plan of Operation

All American believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2012, with the proceeds of recent private placements of our securities. As of November 30, 2011, we had a deficiency of $3,044 in working capital. We are currently working with interested parties to secure all the financing necessary for the planned exploration programs on our Nevada projects through the next year along with adequate working capital to support our non-exploration activities.

For the balance of the current fiscal year to May 31, 2012, we will concentrate our efforts on the exploration of the Belleville and Goldfield West properties.

Currently the Goldfields West project is BLM permitted on 21 drill holes of which two have been completed. Based on the encouraging results of that work the corporation is moving forward with drilling the next targets. It is also moving forward with its business plan by moving drill rigs onto two target areas on the Belleville property based on the results and recommendations of the engineering report on the property. Drilling commenced in September, 2011 and will target major structures which may host high-grade quartz-sulphide-gold veins similar to those in the main Goldfield district. The drilling program ran into some technical difficulties with the drilling equipment and only a portion of the projected drill plan has been completed to the date of this report. We are expecting results of the work performed to date in January or February, 2012. A total of 1,550 to 2,000 meters of RC drilling is planned at six drill sites located in both the northern and southern parts of the property. At the South target, interpretation of geophysical surveys has identified an 800 meter long nearly north-south structure. One hole, drilled in 2010, identified minor veinlets of quartz/pyrite/alunite and gold values up to 1.45 g/t over 1.5 meters. Two fences consisting of three angle drill holes spaced roughly 100 feet apart will attempt to penetrate the fault identified by the geophysical surveys. At Nevada Eagle in the northern part of the property, drill holes will target an interpreted broad north-south trending structure which appears to host an intrusive dike. Two or three additional angle holes are planned to test the geophysical anomaly. All of the drill holes will be angled across the interpreted structures, supervised and logged by an independent geologist. Drill samples will be collected on 1.5 meter lengths and shipped to ALS Chemex in Reno, Nevada for analysis of gold and silver content.

Drilling was initiated on September 24, 2011 at Goldfield West (GFW) using a reverse circulation (RC) drill rig where a total of five angled RC holes totaling 3,510 feet were drilled and completed on October 20, 2011. Two east-west fences of two holes each were drilled in the South target attempting to identify major feeder faults interpreted from geophysical surveys conducted over the area. The two fences are 330 feet (100 meters) apart. A fifth hole was drilled 4,500 feet north near a historic hole containing a significant thickness of anomalous gold. Geochemical results are nearly all in hand and result tabulation, cross section construction and interpretation are in progress A total of 1,550 to 2,000 meters of RC drilling is planned at six drill sites located in both the northern and southern parts of the property.

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

Drilling was initiated at the Belleville project on December 5, 2011. The plan is to drill two to four angle drill holes into a pediment covered geophysical anomaly interpreted to be a buried structure, which could be mineralized, similar to nearby veins within the exposed mountain range. The first hole, drilled at -45 degrees using an RC rig, was lost after drilling 120 feet of alluvium. A second hole at -60 degrees was attempted and was also lost before reaching bedrock. The alluvium is much thicker than the geophysicist who did the interpretation believed. Drilling will resume shortly after the first of the year after acquisition of casing equipment needed to drill through thick gravel cover. Drilling is expected to be completed by late January. Assays and a report on the drilling program are not expected until the spring.

On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time because raising the required funds would strain or jeopardize our ability to secure the funds that we require to continue moving forward with our two primary targets – the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011 – 2012. Management projects that we may require up to $250,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Additional Belleville Drill Costs	50,000
Iowa Canyon costs	150,000
Working Capital	50,000
Total	$300,000

As at November 30, 2011, we had a working capital deficit of $3,044. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter ended November 30, 2011, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to November 30, 2011, was $999,500 as a result of gross proceeds received from sales of our common stock (less offering costs) ($599,000), an advance in the form of a promissory note from a related party ($40,000), a non interest bearing loan ($10,500) and a convertible debenture in the amount of $350,000.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000. We issued 2,200,000 shares through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In 2009, we issued 1,840,000 shares through an S-1 registration statement to 43 investors for cash consideration of $96,000. In December, 2010, we issued 2,500,000 shares under a consulting agreement through a Section 4(2) exemption to a director and officer. In the preceding quarter we issued 2,000,000 shares under a consulting agreement through a Section 4(2) exemption to a director and officer. In the quarter under review we issued 400,000 shares through a Rule 903, Regulation S exemption as a private placement of our securities to a single placee and issued 19,455 shares under a Section 4(2) exemption to our joint venture partner to reimburse them for shares they issued under the various option agreements for the Goldfield and Belleville properties.

As of November 30, 2011, our total assets consisted entirely of cash and prepaid expenses in the amount of $51,583 while our total liabilities were $54,627. Working capital stood at a deficit of $3,044.

For the quarter ended November 30, 2011, the net loss was $374,060 ($0.00 per share) while for November 30, 2010, the net loss was $35,128 ($0.00 per share). The loss per share was based on a weighted average of 96,565,422 common shares outstanding for the current quarter and 90,400,000 for the quarter ended November 30, 2010. The net loss from May 17, 2006 (inception), to November 30, 2011, is $1,995,873.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2011. Inflation is moderately higher than it was during 2009 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2011, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to November 30, 2011, was $999,500 as a result of proceeds received from sales of our common stock, convertible debenture, an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

$-
Exploration mining property – China	20,000
Exploration mining property – Goldfield - USA	454,374
Exploration mining property – Belleville - USA	155,972
Exploration mining property – Iowa Canyon - USA	57,010
Bank charges	2,003
Loss on currency exchange	1,233
Interest expense – promissory note	3,145
Interest expense – convertible note	12,843
Contributed administrative support	300
Consulting	22,500
Office	33,216
Organizational costs	300
Professional fees	95,924
Corporate services	5,000
Public relations	14,836
Investor relations	30,000
Registration and filing fees	29,113
Management fees	1,034,477
Transfer agent fees	14,029
Travel and meals	9,598

Total expenses	1,995,873

Common Stock

During the three-month period ended November 30, 2011, 400,000 shares were issued through a private placement under a Rule 903 Regulation S offering in September, 2011 for cash consideration of $280,000 The shares are exempted from registration under Rule 903 of Regulation S of the Securities Act. The shares were valued at the last quoted price of $0.70 per share on the date of the agreement.

On October 3, 2011, we issued 19,455 shares of our common stock to satisfy the annualized obligations of the Nevada option agreements on the Belleville and Goldfields West properties to TAC Gold to reimburse them for the equivalent dollar value ($18,186) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a deemed price of $0.51 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

As of November 30, 2011, there were 96,594,455 shares issued and outstanding. No other shares were issued during the quarter under consideration.

Options

No options were granted during the three- or six-month periods ending November 30, 2011.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2011:

  September 8, 2011 – Unregistered Sale of Equity Securities – On September 5,2011, we issued 400,000 shares of our common stock in a private placement, raising gross proceeds of $280,000, at a price of $0.70 per common share. We have issued the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

  September 9, 2011 – Update to Drilling Programs for Fall, 2011 – Drilling Plan for Goldfield West and Belleville Projects, Nevada
  Drilling will commence in September, 2011, on the Goldfield West project, located approximately 4.5 miles west of Goldfield in Esmeralda County, Nevada and will target major structures which may host high-grade quartz-sulfide-gold veins similar to those in the main Goldfield district. A total of 1,550 to 2,000 meters of RC drilling is planned at six drill sites located in both the northern and southern parts of the property.

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

  All American plans to test the geophysical anomaly on the Belleville Project, located approximately 175 miles south-southeast of Reno, with angled reverse circulation (RC) drilling from two drill sites later in the fall of 2011. A total of 1,500 to 2,000 feet of drilling is planned.

  Exposed rocks at Belleville include meta-sediments, meta-volcanics and a granite intrusion of late Mesozoic age. Several old prospect pits and adits are developed along two semi-parallel shear zones which trend northeast-southwest. The shears contain quartz veins, stockworks and varying amounts of iron and copper minerals. Rock chip samples from the shallow workings revealed as much as 53 parts per million (ppm) gold. Although these shears are rarely more than a few feet wide, they persist for at least 1000 feet along strike before being buried by pediment cover. After geologic mapping and geochemical sampling was completed, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long.

  September 15, 2011 – Entry into a Material Definitive Agreement – On September 9, 2011 we entered into an option agreement (the “TAC Agreement”) with TAC Gold Inc. (“TAC”) in regards to the acquisition of a 15% interest in a mineral exploration property known as the “Iowa Canyon” property, located in Lander County, Nevada. TAC holds an underlying option agreement from Minquest Inc. (“Minquest”) to acquire a 100% interest in the property pursuant to a Mineral Property Option Agreement dated April 6, 2010, as amended on April 6, 2011 (collectively the “Underlying Option Agreement”). In consideration of the 15% interest in the Iowa Canyon property, we have paid to TAC the sum of $50,000 concurrently with the execution and delivery of the agreement and are obliged to pay an additional $50,000 within 60 days of the execution and delivery of the agreement in order to avoid default.

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

Pursuant to the terms of the TAC Agreement, we have assumed 15% of the obligations of TAC under the Underlying Option Agreement with Minquest. These obligations include:
· Making payments in the aggregate amount of $39,000 in annual periodic payments ranging from $4,500 to $10,500, through the seventh anniversary of the Underlying Option Agreement.
· Incurring exploration expenditures in the minimum aggregate amount of $300,000 in annual amounts ranging from $30,000 to $75,000, through the seventh anniversary of the Underlying Option Agreement.
· Reimbursing TAC in cash in an amount equal to 15% of the weighted average trading price multiplied by the number of TAC shares that are issued to Minquest pursuant to the Underlying Option Agreement. TAC is required to make share issuances in the aggregate of 825,000 shares to Minquest under the terms of the Underlying Option Agreement from time to time over the term of the agreement. The common shares of TAC are listed for trading on the Canadian National Stock Exchange.

Pursuant to TAC Agreement we will also have the option to acquire an additional 25% interest in the Iowa Canyon property by paying an additional $3,000,000 to TAC no later than 60 days prior to the expiry of the one year anniversary of the agreement. If this additional option is exercised, we will assume the obligations of TAC under its Underlying Option Agreement with Minquest:
· Making payments in the aggregate amount of $96,500 in annual instalments ranging from $4,500 to $28,000, through the seventh anniversary of the Underlying Option Agreement.
· Incurring exploration expenditures in the aggregate amount of a minimum of $750,000 in annual amounts ranging from $30,000 to $200,000, through the seventh anniversary of the Underlying Option Agreement.

If the additional option is not exercised within the above time period, TAC has one year following our acquisition of the15% interest to repurchase that interest by reimbursing to us the costs of any exploration expenditures and the dollar value of the share considerations incurred plus 10%.

Iowa Canyon Project Description

The property is located in Lander County, Nevada in Sections 25, 26, 35 and 36, Township 23 North, Range 44 East, and Sections 19, 30 and 31, Township 23 North, Range 45 East; approximately 30 miles southeast of the Cortez Hills deposit and 20 miles southwest of the Cove- McCoy mine at the south end of the Carico Lake Valley. It is easily accessible via paved highways, gravel roads and dirt roads. The Iowa Canyon property consists of 155 unpatented mining claims covering about 5 square miles. Several small internal claims groups of foreign ownership exist within the claim boundaries, but do not impact the majority of the targets. The area has documented historic production of fluorite, turquoise and placer gold. Exploration for barite, molybdenum and disseminated gold is relatively new, occurring within the past 20 years. Recent exploration efforts have discovered multiple episodes of precious metals mineralization over a district-wide scale (nine square miles). Gold is hosted in a variety of rock types including silicified Tertiary volcanic and volcanoclastic sediments, quartz veins, quartz stockwork zones, carbon-rich Paleozoic sediments, and as jasperoid replacements of lower plate calcareous sediments. The host rocks are structurally prepared, permeable and\or adjacent to dikes and sills that acted as conduits for mineralizing fluids. Late stage mineralization in the form of gold-silver-arsenic-antimony-mercury is zoned outward from a porphyritic quartz monzonite stock of late Cretaceous age. The stock is responsible for early stage molybdenum-tungsten-fluorite and

  Historic Activity

  Modern gold exploration was initiated in the early 1980’s when Marathon Oil identified the Chem Hill prospect. Mines Management leased the project in 1985 from Marathon and drilled 20 holes, 15 of which were on Chem Hill. Echo Bay leased the project from Mines Management in 1990 and drilled an additional 12 holes attempting to expand the resource. This work expanded the footprint of the mineralized zone. Kennecott, through a grubstake with Brancote Minerals U.S. identified gold and silver mineralization hosted in upper and lower plate sediments south of the Echo Bay discovery. After Kennecott pulled out of the project, Hemlo Gold acquired the southern portion of the property exploring the area from 1992 to 1996. During this period Hemlo personnel identified at least 8 areas of anomalous gold through detailed mapping, collection of 1200 rock samples, 700 soil samples and 130 stream samples. This program culminated in seventeen widely spaced RC drill holes for a total of 12,140 feet. Although no significant resource was identified, anomalous to ore grade gold was intersected in 5 of the 17 holes. During this same period North Mining leased and drilled the Chem area. Eighteen holes were completed for a total of 9,045 feet. North’s holes were widely spaced within the pediment around Chem Hill. The drilling identified several areas of covered alteration and mineralization. Carlin Gold drilled an additional 12 holes for 6,212 feet, testing three areas within the pediment. Significantly, five holes with anomalous gold drilled by Carlin were all located along the northwest trend between Chem Hill and Jasperoid Hill within the confines of the company’s property position.

  September 15, 2011 – Appointment of Certain Officers and Directors; Departure of Certain Officers and Directors – On September 14, 2011, we received the resignation of Ma Cheng Ji as a director of the Corporation. Mr. Ma’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise but rather as a result of the Corporation no longer being involved in operations in China and other personal and business reasons.
  As of the date of this periodic report, our Board of Directors is comprised of Messrs. Brent Welke and Dr. Gaspar R. Gonzalez.

Subsequent Events

On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time. The decision was made to instead focus our resources on our two primary targets – the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

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

Date: January 17, 2012.

BY:	/s/ “Brent Welke”

BRENT WELKE, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors

By:	/s/ “Gaspar R. Gonzalez”

GASPAR R. GONZALEZ, Treasurer and Director (Principal Financial
Officer and Chief Financial Officer)