Form 10-Q
period 2012-02-29
All American Gold Corp.
filed 2012-04-12
CIK 1409430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)
For the quarterly period ended FEBRUARY 29, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 96,636,132 shares of Common Stock as of the date of this report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $2,949,529 predicated on 42,136,132 shares and based on the last reported sales price ($0.07) on the OTC Bulletin Board on that date (symbol “AAGC”). We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the third quarter ended February 29, 2012

BALANCE SHEETS AS OF FEBRUARY 29, 2012 (UNAUDITED), AND MAY 31, 2011.

STATEMENTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED FEBRUARY 29, 2012 (UNAUDITED), AND FEBRUARY 28, 2011 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 29, 2012 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 29, 2012 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 (UNAUDITED), AND FEBRUARY 28, 2011 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 29, 2012 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
AS OF FEBRUARY 29, 2012 (UNAUDITED), AND MAY 31, 2011

	February 29, 2012
	(Unaudited)	May 31, 2011

ASSETS

CURRENT ASSETS
Cash	$7,898	$9,913
Prepaid Expenses	2,820	1,100
TOTAL ASSETS	$10,718	$11,013

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party – former officer & director	$40,000	$30,000
Due to a non related party	10,500	10,000
Convertible note and interest, net of discount	-	247,301
Accounts payable and accrued liabilities	4,277	14,096

TOTAL LIABILITIES	54,777	301,397

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
96,594,455 and 92,900,000 shares of common stock respectively	96,594	92,900
Additional paid-in capital	2,073,888	157,400
Deficit accumulated during the exploration stage	(2,214,541)	(540,684)
Total stockholders’ equity (deficit)	(44,059)	(290,384)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,718	$11,013

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE- AND NINE-MONTHS ENDED FEBRUARY 29, 2012, AND FEBRUARY 28, 2011
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 29, 2012
(Unaudited)

	Three Months	Three Months	Nine months	Nine months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

REVENUE	$-		$-		$-

Total revenue	-		-		-

EXPENSES

Exploration mining property – China	-	-	-	-	20,000
Exploration mining property – Goldfield – USA	10,500	-	161,067	302,359	464,874
Exploration mining property – Belleville – USA	1,469	-	157,441	-	157,441
Exploration mining property – Iowa Canyon – USA	-	-	57,010	-	57,010
Bank charges	126	111	466	563	2,129
Loss (gain) on currency exchange	-	(47)	504	(47)	1,233
Loss on conversion of debenture	-	-	71,996	-	71,996
Interest expense – promissory note	250	247	751	748	3,395
Interest expense – convertible note	-	3,430	108,199	6,667	118,500
Contributed administrative support	-	-	-	-	300
Consulting	3,000	-	6,000	1,000	25,500
Office	2,359	4,078	14,871	5,514	35,575
Organizational costs	-	-	-	-	300
Professional fees	3,078	6,024	13,667	21,605	99,002
Corporate services	-	-	-	-	5,000
Public relations	1,560	240	10,877	3,588	16,396
Investor relations	12,500	-	42,500	-	42,500
Registration and filing fees	1,759	890	8,689	11,718	30,872
Management fees	3,000	15,500	1,011,000	15,500	1,037,477
Transfer agent fees	955	460	5,780	2,582	14,984
Travel and meals	459	520	3,039	804	10,057

Total expenses	41,015	31,453	1,673,857	372,601	2,214,541

NET LOSS FOR THE PERIOD	$(41,015)	$(31,453)	$(1,673,857)	$(372,601)	$(2,214,541)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	96,594,455	92,872,222	95,866,875	91,215,018

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 29, 2012 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	50,000,000	$50,000	$-	$-	$-	$50,000
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000		5,000
March 23, 2007, common stock – private placement ($0.01/ share) (note 7)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended May 31, 2009	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	72,000,000	72,000	(44,700)	-	(55,749)	(28,449)

Common stock subscribed for cash at $0.05 per share under S-1 registration	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)

Balance May 31, 2010	90,400,000	90,400	28,900	-	(132,800)	(13,500)

Common stock issued at a value of $0.005 per share – Nov 10, 2010 (note 7)	2,500,000	2,500	10,000	-	-	12,500
Intrinsic value of beneficial conversion feature of convertible debenture (Note 8)	-	-	118,500	-	-	118,500
Net loss for the year ended May 31, 2011	-	-	-	-	(407,884)	(407,884)

Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 29, 2012 (UNAUDITED)
(continued)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7 )		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

Common stock issued at a deemed value of $0.50 per share – July 1, 2011, – consulting agreement	2,000,000	2,000	998,000	-	-	1,000,000
Common stock issued at a value of $0.50 per share – July 13, 2011, (note 7) – private placement	400,000	400	199,600	-	-	200,000
Common stock issued at $0.067 per share – July 13, 2011, (note 7) conversion of debenture	875,000	875	421,121	-	-	421,996
Common stock issued at a value of $0.70 per share – Sept 12, 2011, (note 7) – private placement	400,000	400	279,600	-	-	280,000
Common stock issued at a value of $0.51 per share – Oct 3, 2011, due under Nevada option agreements	19,455	19	18,167	-	-	18,186
Net loss for the period ended February 29, 2012 (unaudited)	-	-	-	-	(1,673,857)	(1,673,857)

Unaudited Balance February 29, 2012	96,594,455	$96,594	$2,073,888	$-	$(2,214,541)	$(44,059)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012, AND FEBRUARY 28, 2011,
AND FOR THE PERIOD FROM INCEPTION TO FEBRUARY 29, 2012
(Unaudited)

			Cumulative results of
	Nine months	Nine months	operations May 17,
	Ended	Ended	2006 (inception) to
	February 29, 2012	February 28, 2011	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,673,857)	$(372,601)	$(2,214,541)
Adjustments to reconcile net loss to net cash used in operating activities
- contributed administrative expense	-	-	300
- due under Goldfields option	-	-	-
- issuance of shares under consulting agreement	1,000,000	12,500	1,012,500
- issuance of shares under option agreements	18,186	-	18,186
- accretion of interest on convertible notes	108,199	6,667	118,500
- loss on conversion of debenture	71,996	-	71,996
Changes in:
- prepaid expenses	(1,720)	200	(2,820)
- due to a related party	-	-	3,325
- accounts payable and accrued liabilities	(9,819)	(1,252)	952

NET CASH USED IN OPERATING ACTIVITIES	(487,015)	(354,486)	(991,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	480,000	-	599,000
Loan from non-related party	5,000	-	5,000
Repayment of notes payable	-	-	(21,091)
Proceeds from issuance of promissory note payable	-	5,000	61,091
Proceeds from convertible notes	-	355,000	355,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	485,000	360,500	999,500

NET INCREASE (DECREASE) IN CASH	(2,015)	6,014	7,898

CASH, BEGINNING OF PERIOD	9,913	8,926	-

CASH, END OF PERIOD	$7,898	$14,940	$7,898

Supplemental cash flow information: cash paid for

Interest on promissory and convertible notes	$249	$-	$1,893
Non-cash investing and financing activities
Common stock issued to convert notes payable	350,000	-	350,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2011, as filed with the SEC on Form 10K and should be read in conjunction with the notes thereto. The Company is in the exploration stage.

On August 23, 2010, the Company entered into three agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests – (a) an option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada; (b) an option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada; and a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months which resulted in the Company on September 9, 2011, entering into an option to acquire a 15% interest in the mineral exploration property (see Note 4) that was subsequently terminated on January 11, 2012.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $2,214,541 for the period from May 17, 2006 (inception), to February 29, 2012, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

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
February 29, 2012

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

  A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months; In September, 2011, we converted that right to an option to acquire a 15% interest in the property and then terminated the agreement on January 18, 2012 in order to focus on the Goldfield and Belleville prospects. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property.

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

In regards to the option agreement for the Iowa Canyon property, in order to earn the 15% interest in the property we had assumed our 15% portion of the obligations of TAC Gold under their option agreements with Minquest which consist of:

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

NOTE 4 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

The schedule of payments, stock issuances & required property expenditures under the agreements is:

BELLEVILLE – ALL AMERICAN’S 70% INTEREST

All American’s Portion Anniversary Date	70% Payment	Share Issuance	70% Property Expenditure
August 4, 2010	Paid by TAC	Nil	Paid by TAC
August 4, 2011	$14,000 (paid)	9,804	$84,000 (paid)
August 4, 2012	$21,000	TBD	$105,500
August 4, 2013	$21,000	TBD	$140,000
August 4, 2014	$28,000	TBD	$140,500
August 4, 2015	$35,000	TBD	$175,000
August 4, 2016	$0	TBD	$280,000
TOTALS	$133,000		$995,000

As of the date of this periodic report, we are in full compliance with the terms of the option agreement on the Belleville property and are current in all payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

GOLDFIELD – ALL AMERICAN 35% INTEREST

All American must pay to TAC Gold $200,000 on date of execution and $100,000 by November 21, 2010 (fully paid)

All American’s Portion Anniversary Date	35% of TAC Payment	Share Issuance	35% Property Expenditure
September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	9,651	$70,000 (paid)
January 20, 2012	$10,500 (paid)	41,677	$70,000
September20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000
TOTALS	$398,000		$770,000

*	included as a credit as part of the cost of the acquisition of the option agreement and paid by TAC Gold

As of the date of this periodic report, we are in full compliance with the terms of the option agreement on the Goldfield West property and are current in all payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements. At this time, neither TAC nor Minquest are in a position to present a geological exploration and drilling program for the current year and do not expect to be until sometime in the late Spring or early summer. Therefore, TAC has postponed the requirement of the Option Agreement that requires the property expenditure payment be made on January 20, 2012, until September 20, 2012, or until such time as they are prepared to made specific recommendations as to an exploration program for the current year. In the event that we elected to terminate the option agreement, no payment would be required to be made. Should TAC fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved. The share issuance to TAC under the option agreement was made subsequent to the end of the quarter. As of the date of this periodic report, we are otherwise in full compliance with the terms of the option agreement on the Goldfields West property and are current in all other payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

NOTE 4 - OPTION ON MINERAL PROPERTY - UNPROVEN MINERAL INTERESTS (continued)

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

Gao Feng Gold Property – Jiangxi Province, China

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2010, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China. As at November 30, 2009, the Company had paid for its portion of the first phase of a planned two-phase exploration program in the amount of $20,000. The field work for the first phase was carried out between February 15 and March 3, 2010, to determine if there are commercially exploitable deposits of gold and silver. On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011. No further payments or consideration are required as a result of the termination of the agreement.

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In June 2009, ASC Topic “The FASB (Financial Accounting Standards Board Accounting Standards Codification (TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This standard establishes the FASB Accounting Standards Codification (TM) (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.

The Codification was effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification was effective in the second quarter of the year ending May 31, 2010, and accordingly, the Annual Report on Form 10-K for the year ended May 31, 2010, and all subsequent public filings will reference the Codification as the sole source of authoritative literature. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). It will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

In May 2009, ASC Topic 855, “Subsequent Events” was issued which established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 was effective for interim periods ending after June 15, 2009. Because it impacts the disclosure requirements, not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued. The adoption did not have an impact on the Company’s financial position and results of operations. See Note 8 for disclosures regarding subsequent events.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

NOTE 5 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

In August 2009, the FASB issued ASU No. 2010-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements and was effective October 1, 2010. We would not expect it to have a material impact on our consolidated results of operations or financial condition.

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

NOTE 6 – INCOME TAXES

As of February 29, 2012, the Company had net operating loss carry forwards of approximately $2,214,541 that may be available to reduce future years’ taxable income and will expire beginning in 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

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

On November 30, 2010, the Company issued 2,500,000 of its common stock valued at the last issuance price of $0.005 per share to an officer and director under a consulting agreement. The offering was made pursuant to section 4(2) of the Securities Act.

On July 1, 2011 the Company issued 2,000,000 of its common stock valued at the last trading price of $0.50 per share to an officer and director under a consulting agreement. The offering was made pursuant to section 4(2) of the Securities Act.

On July 13, 2011, the Company issued 875,000 shares of its common stock at $0.40 per share upon receipt of Notice of Conversion related to a $350,000 Convertible Debenture. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Based on the terms of the agreement we should have issued 765,027 shares but over allotted the number of shares to be issued through an error in calculating the closing price as stipulated under the agreement; the value of those over allotted shares was $71,996 which is reflected in the financial statements as being a loss on the conversion and recorded in the statements as such.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

NOTE 7 – CAPITAL STOCK (continued)

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

On October 3, 2011, the Company issued 19,455 shares of our common stock to satisfy the annualized obligations of the Nevada option agreements on the Belleville and Goldfields West properties to TAC Gold to reimburse them for the equivalent dollar value ($18,186) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a deemed price of $0.51 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance in accordance with the terms of the agreement. We issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Subsequent to the end of the quarter under review, on March 26, 2012, we issued 41,667 shares of our common stock to satisfy the annualized obligations of the option agreements on the Goldfield West property to TAC Gold to reimburse them for the equivalent dollar value ($3,750) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a deemed price of $0.09 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance in accordance with the terms of the agreement. We issued the shares in an offshore transaction relying on Regulation S and Section 4(2) of the Securities Act of 1933.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

NOTE 8 – CONVERTIBLE NOTES

On November 10, 2010, the Company issued $350,500 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to pay TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $50,500 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, could be converted at any time, at the option of the holder, into common shares of the Company at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Company receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Company determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Company recorded $118,500 as interest expense and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $350,500.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 29, 2012

NOTE 8 – CONVERTIBLE NOTES (continued)

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

Based on the terms of the agreement we should have issued only 765,027 shares but over allotted the number of shares to be issued through an error in calculating the closing price as stipulated under the agreement; the value of those over allotted shares was $71,996 which is reflected in the financial statements as being a loss on the conversion and recorded in the statements as such.

The issuance of the convertible notes and the securities issued upon conversion was made pursuant to the exemption from registration requirements of Regulation S of the Securities Act. The creditor is not a U.S. person (as that term is defined in Regulation S).

NOTE 9 – SUBSEQUENT EVENTS

Share Issuance Under Goldfield West Option Agreement - On March 22, 2012, we issued 41,677 shares of Common Stock to TAC Gold Inc. under the Goldfield West Option Agreement whereby we are annually obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that they issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 29, 2012, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2010, we changed our name to All American Gold Corp. and effected a 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 700 North High School Road, Suite 203, Indianapolis, Indiana 46214. Our telephone number is (317) 926-4653 and e-mail address is info@allamericangoldcorp.com.

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

  An option to acquire a 15% interest in a mineral exploration property called the “Iowa Canyon” property in Lander County, Nevada. On January 12, 2012, the Board of Directors decided to terminate the Iowa Canyon option. The decision was made to instead focus resources on our two primary targets – the Belleville and Goldfield West projects. As a result of the termination of the agreement, All American is not required to make any further payments or share issuances to TAC.

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

To date, exploration efforts at Belleville have consisted of a mapping and sampling program, geophysical surveys, a limited reverse circulation drilling program in 2009 and the recently completed reverse circulation drilling program. Three potential drilling targets have been identified at the Belleville Project, one of which is the set of gold bearing shear zones described above. The second drilling target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. Belleville's third target occurs at the intersection of the mineralized structures with a major lithologic contact.

We reviewed the results of the past drilling and exploration programs and have so far identified an additional three potential drilling targets which will be located in the set of gold bearing zones described above. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. The third target occurs at the intersection of the mineralized structures with a major lithologic contact. After geologic mapping and geochemical sampling was completed, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long. We are testing the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites with a total of 1,500 to 2,000 feet of drilling being completed.

Our second phase drill program concentrated on a target in an east-northeast trending IP anomaly which occurs under wind-blown sand and other pediment cover. The anomaly has been interpreted as a possible major shear zone which could host gold/silver mineralization similar to two mineralized faults found elsewhere on the property. Drilling was done using a reverse circulation (RC) drilling rig with continuous sampling on five foot intervals. After the addition of blanks and standards the samples were shipped to ALS Chemex in Reno, Nevada for analysis.

Results of the most recently completed drill program follow under the heading “Our Proposed Exploration Program – Plan of Operation” on page 8.

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

Upon payment of the $300,000 to TAC Gold Inc. (paid as to $200,000 on September 14, 2010, and $100,000 on November 24, 2010, payment of which included a ‘credit’ for the annualized payment due at January 20, 2011), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over the same period as described in the table below.

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Goldfields West agreement is as follows:

All American’s Portion Anniversary Date	35% of TAC Payment	Share Issuance	35% Property Expenditure

September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	9,651 (issued)	$70,000 (paid)
September 20, 2012	$10,500 (paid)	41,667	$70,000 **
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$398,000		$770,000
  included as part of the cost of the acquisition of the option agreement and paid by TAC Gold
  ** On March 29, 2012, we were informed by TAC that neither they nor Minquest would not be ready with an exploration program for the 2012 season until possibly the early summer of 2012. As a result, they postponed the date by which All American is required to make its property expenditure under the terms of the agreement until September 20, 2012.

The share issuance to TAC under the option agreement was made subsequent to the end of the quarter. As of the date of this periodic report, we are otherwise in full compliance with the terms of the option agreement on the Goldfields West property and are current in all other payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

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

Results of the most recently completed drill program follow under the heading “Our Proposed Exploration Program – Plan of Operation” on page 7.

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

Iowa Canyon Property

On September 9, 2011, as amended November 9, 2011, we entered into an option agreement (the “TAC Agreement”) with TAC Gold Inc. in regards to the acquisition of a 15% interest in a mineral exploration property known as the “Iowa Canyon” property, located in Lander County, Nevada. In consideration of the 15% interest in the Iowa Canyon property, we paid to TAC the sum of $50,000 concurrently with the execution and delivery of the agreement (paid) and agreed to pay an additional $50,000 by January 11, 2012. On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time. The decision was made to instead focus our resources on our two primary targets –the Belleville and Goldfield West projects. There will be no further expenditures made in regards to the Iowa Canyon property.

Our Proposed Exploration Program – Plan of Operation / Results of Operations

Goldfields West Property, Esmeralda County, Nevada – Drilling Plan

Drilling was initiated on September 24th, 2011, using a reverse circulation (RC) drill rig. A total of five angled RC holes totaling 3,510 feet were drilled. Two east-west fences of two holes each were drilled in the South target (See Figure 1 below) attempting to identify major feeder faults interpreted from geophysical surveys conducted over the area. The two fences are 300 feet apart. A fifth hole was drilled 4,500 feet north near a historic hole containing a significant thickness of anomalous gold.

Four near-vertical feeder faults were identified in the three sections drilled (See Figures 2, 3 and 4 below). Faults were identified by intervals containing much higher silver values than those within the volcaniclastic hosted gold/silver zones. Volcaniclastic hosted mineralization spread from these feeders. It is hypothesized that densely welded tuffaceous rocks at depth are brittle enough to form openings in which high-grade veins might form. The targets identified can easily be tested with angle RC holes which will need to be approximately 1,500 feet in depth.

Drill holes GFW1101 and 1102 were drilled on Section 83300N (Feet North) on the same section as GFW1002C, a steeply dipping core hole drilled in 2010 which defined the stratigraphy of the area and contained numerous +0.01 g/t gold intercepts with some quartz/sulfide veining. GFW1101 intersected 10 feet of 0.17 g/t gold and 18.6 g/t silver at 140-150 feet. The hole has an additional 160 feet total thickness of +0.10 g/t gold, but no other high silver grades. This intercept appears to be a north-south trending steeply west dipping feeder fault. The association of high silver with or without gold in feeder faults was discovered while drilling the Nevada Eagle vein extension several years ago. Brittle rocks occur roughly 900 to 1,100 feet below the surface on Section 83300N and where the interpreted fault crosses these rocks is a high-grade vein target.

Drill holes GFW1103 and 1104 were drilled on Section 83500N. GWF1103 contained two high silver intervals, postulated to be two feeder faults. From 215 to 225 feet the hole assays 13.3 g/t silver and from 320 t0 330 feet assays 25.1 g/t Ag. GFW1004 contains 36.7 g/t silver from 215-220 feet. These three interpreted faults were given the same orientation as those on Section 83300N. Again, brittle rocks occur roughly 900 to 1,100 feet below the surface and where the interpreted faults cross these rocks are high-grade vein targets. Geochemical results for all five holes using a 0.10 g/t gold equivalent (AuEq) cut off are shown in the table below.

GFW1105 was drilled on Section 87900N in an area where a historic vertical drill hole (MZ4) had intersected a thick section of anomalous gold. This hole intersected 0.65 g/t gold and 28.7 g/t silver from 170 to 180 feet. This indicated feeder fault was interpreted as parallel to the feeder faults further south and the target depth is interpreted as the same.

The results show thick sections of nearly flat-lying volcaniclastic hosted gold/silver mineralization with values averaging 0.3 to 0.5 g/t AuEq with infrequent near vertical feeder faults as shown by high silver values. While the flat-lying mineralization is not currently economic the extensive volume of mineralization indicates major feeder faults were active in the area.

For the first time feeder faults have been identified at the South Target. The projection of these feeder faults into brittle rocks at depth defines several high-grade vein targets. Four such targets have been defined by this latest drilling program. The company will continue to assess the latest data to define targets for a third phase of drilling which is expected to commence in the summer of 2012. TAC has postponed the requirement of the Option Agreement that requires the property expenditure payment be made on January 20, 2012, until September 20, 2012, or until such time as they are prepared to made specific recommendations as to an exploration program for the current year.

Richard Kern, M.S., (P.Geo. and SME member) of Reno, Nevada, is the Company’s qualified person on the project.

Maps of the drill results and drill locations follow immediately.

GOLDFIELD WEST
SOUTH TARGET
Figure 1
Completed Drilling
Completed Drill Site
2011 Drill Site
Road/Drill Site Construction
IP Interp. Faults
Possible Mineralized Structure
Gradient IP High
0
500
Feet
N
GFW-1105
GFW-1103
GFW-1104
GFW-1102
GFW-1101
S8, T3S, R42E
S17, T3S, R42E
S9
88100N
87900N
87700N
87500N
87300N
87100N
86900N
86700N
86500N
86300N
86100N
85900N
85700N
85500N
85300N
84900N
84700N
84500N
84300N
84100N
83900N
83700N
83500N
83300N
4170400N
475000E
MZ-36
MZ-5
MZ-4
MZ-06-1
GFW-46
GFW-47
MZ-37
MZ-38
MZ-39
MZ-40
MZ-41
GFWR-21
MZ-42
GFWR-40
GFW-44
GFW-45
MZ-43
GFW-20
GFW-40
GFW-39
GFW-12
GFWR-10
GFW-10
GFW-15
GFW-43
GFWR-34
GFW-1002C
GFWR-15
MZ-32
MZ-35
GFWR-38
GFWR-39
GFW-16
GFW-17
GFWR-37
GFWR-32
GFWR-31
SZ-19
SZ-18
SZ-3,4
SZ-10,11
1950
1900
1800
15
16

High Ag
140-150' 19g/t Ag
+0.1g/t Au Equivalent
+0.1g/t Au Equivalent
Vein Target
Tertiary Volcanics / Volcaniclastics
Paleozoic Sediments
0.000 to 0.009 g/t
0.010 to 0.099 g/t
0.100 to 0.299 g/t
0.300 to 0.999 g/t
1.000 to 4.999 g/t
GOLD
EQUIVALENT

GOLDFIELD WEST
SOUTH TARGET
Figure 2
Section 83300 North

High Ag
215-220' 16g/t Ag
High Ag
320-330' 25g/t Ag
High Ag
215-220' 37g/t Ag
+0.1g/t Au Equivalent
Vein Target
Vein Target
Tertiary Volcanics / Volcaniclastics
Paleozoic Sediments
GOLDFIELD WEST
SOUTH TARGET
Figure 3
Section 83500 North
0.000 to 0.009 g/t
0.010 to 0.099 g/t
0.100 to 0.299 g/t
0.300 to 0.999 g/t
1.000 to 4.999 g/t
GOLD
EQUIVALENT

High Ag
170-180' 29g/t Ag
+0.1g/t Au Equivalent
Vein Target
Tertiary Volcanics / Volcaniclastics
Paleozoic Sediments
GOLDFIELD WEST
SOUTH TARGET
Figure 4
Section 87900 North
0.000 to 0.009 g/t
0.010 to 0.099 g/t
0.100 to 0.299 g/t
0.300 to 0.999 g/t
1.000 to 4.999 g/t
GOLD EQUIVALENT

Belleville Property - Mineral County, Nevada – Drilling Plan

Drilling was initiated at the Belleville project on December 5, 2011. The plan was to drill two to four angle drill holes into a pediment covered geophysical anomaly interpreted to be a buried structure, which could be mineralized, similar to nearby veins within the exposed mountain range. The first hole, drilled at -45 degrees using an RC rig, was lost after drilling 120 feet of alluvium. A second hole at -60 degrees was attempted and was also lost before reaching bedrock. Upon encountering unexpectedly thick alluvium ("gravel") in December 2011, the company contracted an expert in reverse circulation mud drilling to supervise the drilling of the IP target and brought in special equipment to facilitate placing casing through the gravel. Following this work, we again attempted to drill the IP target in January, 2012 and a mud rotary hole was attempted. After a number of problems 90 feet of casing was finally installed. A tricone bit was then used to extend the hole to avoid the heavy vibration caused by a hammer bit. Initially this was successful down to 200 feet where the hole remained in gravel. Caving again became a problem and to avoid losing the entire drill string the hole was abandoned at 235 feet.

The single deepest hole drilled at Belleville was logged and sent for geochemical analysis to check for possible alluvial gold. Anomalous gold ranging from 0.04 to 0.08 g/t was detected from 65 to 70 feet, 190 to 200 feet and 225 to 230 feet. Although these values are anomalous they are far below what would be considered ore grade mineralization.

At this time no further work on the IP target is planned given the unstable nature of the alluvium. Additional drilling methods will be studied before considering further testing. All American Gold plans to review other targets on the property for future exploration with its technical team.

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

On December 1, 2010, we entered into a consulting agreement with Brent Welke, our senior officer and a director, for a term of 36 months, whereby Mr. Welke has agreed to provide the Corporation with various consulting services as president, secretary and chief executive officer, and act as a director of the Corporation. As compensation, the Corporation has agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,500,000 shares of the Corporation’s common stock which were issued on February 28, 2011.

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

Results of Operations

All American was incorporated as Osprey Ventures, Inc. on May 17, 2006, and changed its name to All American Gold Corp. on October 15, 2010; comparative periods for the quarters and nine month periods ended February 29, 2012, and February 28, 2011, and from May 17, 2006 (inception), through February 29, 2012, are presented in the following discussion.

Since inception, we have used our common stock, advances from related parties, private placements of our securities or convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to February 29, 2012, was $999,500 as a result of proceeds received from sales of our common stock ($599,000), an advance from a director ($40,000 excluding interest payable), a non-interest bearing short term loan ($15,500) and a convertible debenture ($350,000) which was converted to common shares of our capital stock subsequent to the end of the quarter under discussion.

The Corporation did not generate any revenues from operations for the quarter ended February 29, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters and nine month periods ended February 29, 2012, and February 28, 2011, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the three-month period was $0 (nil) and for the same period in 2010, the amount was $0 (nil). For the nine-month period net cash provided by the sale of common stock was $480,000 as the result of the sale of 400,000 shares at a price of $0.50 and 400,000 shares at a price of $0.70 per share, each through a Regulation S, Rule 903, private placement and for the period from inception on May 17, 2006, through to and including February 29, 2012, the amount was $999,500 provided by the sale of common stock in 2006, 2009 and 2011. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES

	Three	Three	Nine	Nine
	Months	Months	months	months	May 17, 2006
	Ended Feb.	Ended Feb.	Ended Feb.	Ended Feb.	(inception) to
	29, 2012	28, 2011	29, 2012	28, 2011	Feb. 29, 2012

REVENUE	$-		$-		$-

Total revenue	-		-		-

EXPENSES

Exploration – China	-	-	-	-	20,000
Exploration – Goldfield - USA	10,500	-	161,067	302,359	464,874
Exploration – Belleville - USA	1,469	-	157,441	-	157,441
Exploration – Iowa Canyon - USA	-		57,010	-	57,010
Bank charges	126	111	466	563	2,129
Loss (gain) on currency exchange	-	(47)	504	(47)	1,233
Loss on conversion of debenture	-	-	71,996	-	71,996
Interest expense – promissory note	250	247	751	748	3,395
Interest expense – convertible note	-	3,430	108,199	6,667	118,500
Contributed administrative support	-	-	-	-	300
Consulting	3,000	-	6,000	1,000	25,500
Office	2,359	4,078	14,871	5,514	35,575
Organizational costs	-	-	-	-	300
Professional fees	3,078	6,024	13,667	21,605	99,002
Corporate services	-	-	-	-	5,000
Public relations	1,560	240	10,877	3,588	16,396
Investor relations	12,500	-	42,500	-	42,500
Registration and filing fees	1,759	890	8,689	11,718	30,872
Management fees	3,000	15,500	1,011,000	15,500	1,037,477
Transfer agent fees	955	460	5,780	2,582	14,984
Travel and meals	459	520	3,039	804	10,057

Total expenses	41,015	31,453	1,673,857	372,601	2,214,541

SUMMARY – Total expenses were $41,015 in the quarter ended February 29, 2012, and $31,453 for the similar period in 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $1,673,857 and $372,601 respectively. A total of $2,214,541 in expenses has been incurred since inception on May 17, 2006, through February 29, 2012. These costs have and will vary from quarter to quarter based on the level of general corporate activity, acquisitions, exploration operations and capital raising and increased significantly in the nine month period under discussion as a result of our commencing exploration on our optioned mineral properties in Nevada. Costs can be further subdivided into:

GOLDFIELD WEST OPTION EXPLORATION AND ACQUISITION EXPENSES: $10,500 was paid in the current period as part of the exploration expenses of the Goldfield West property while $0 (nil) was expended in the similar quarter ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $161,067 and $302,359 respectively. For the period May 17, 2006 (inception) through February 29, 2012, All American has incurred $464,874 in total on expenses in the acquisition of the option on the Goldfields West property.

BELLEVILLE EXPLORATION AND ACQUISITION EXPENSES: $1,469 was paid in the current period as part of the exploration or acquisition expenses of the Belleville property while $0 (nil) was expended in the similar quarter ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $157,441 and $0 (nil) respectively. For the period May 17, 2006 (inception) through February 29, 2012, All American has incurred $157,441 in total on expenses in the acquisition of the option or the exploration of the Belleville property.

IOWA CANYON EXPLORATION AND ACQUISITION EXPENSES: $0 (nil) was paid in the current period as part of the exploration or acquisition expenses of the Iowa Canyon acquisition in Nevada while $0 (nil) in such costs were expended in the similar quarter ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $57,010 and $0 (nil) respectively. For the period May 17, 2006 (inception) through February 29, 2012, All American has incurred $57,010 in total on expenses in the acquisition of the option or exploration of the Iowa Canyon property. On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time. The decision was made to instead focus our resources on our two primary targets –the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

RESOURCE PROPERTY EXPLORATION EXPENSES - CHINA: All American did not incur any costs in regards to the Gao Feng property in China during the current quarter or for the similar period in 2011. For the period May 17, 2006 (inception) through February 29, 2012, All American has incurred $20,000 in total on expenses in the exploration and holding of the property. The option on this project has been terminated and no further expenses will be incurred.

BANK CHARGES: All American incurred $126 in bank or related fees for the quarter ended on February 29, 2012, and $111 for the similar period in 2010. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $466 and $563 respectively. From inception on May 17, 2006, we have incurred a total of $2,129 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: All American lost $0 (nil) in currency exchange in the quarter ended on February 29, 2012 and had a gain of $47 for the similar quarter in 2010. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $504 and a gain of $47 respectively. From inception on May 17, 2006, to February 29, 2012, we have incurred a total of $1,233 in losses on currency exchange.

INTEREST EXPENSE ON PROMISSORY NOTES: In April, 2010 a director, through a wholly owned corporation loaned $20,000 to All American in the form of a promissory note which bears interest at the rate of 5% and was due and payable on April 30, 2011; he subsequently agreed to extend the term of the note to two years which will make the note payable on April 30, 2012. In subsequent quarters he added $20,000 to that note yielding a total payable under the note of $40,000 at the end of the current quarter. During the quarter we incurred $250 for the interest due on the advance. During the similar period in 2011 there were $247 in such charges or accruals. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $751 and $748 respectively. From inception on May 17, 2006, we have incurred a total of $3,395 in interest payable on advances made by related parties. In the future this cost category will change based on whether there are advances or loans from related parties.

INTEREST EXPENSE ON CONVERTIBLE NOTE: On November 10, 2010, the Corporation issued $350,000 in non-interest bearing convertible notes to a single creditor in exchange for cash proceeds used to make the payment due to TAC Gold under the Goldfields option agreement in the amount of $300,000 as well as $50,000 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which were to mature on August 23, 2015, could be converted at any time, at the option of the holder, into common shares of the Corporation. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500. During the period ended February 29, 2012 the Corporation accreted interest of $0 (nil) and for the similar period in 2011 the figure was $3,430. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $108,199 and $6,667 respectively. From inception on May 17, 2006, we have incurred a total of $118,500 in interest accretable on such notes. In July, 2011, the holder of the debenture elected to convert $350,000 of the debenture to common shares on July 13, 2011, resulting in the issuance of 875,000 common shares with the balance of $500 being converted to a short term non-interest bearing loan with no repayment terms.

LOSS ON CONVERSION OF DEBENTURE: Based on the terms of the above noted convertible debenture agreement we should have issued 765,027 shares but over allotted the number of shares to be issued (875,000) through an error in calculating the closing price as stipulated under the agreement; the value of those over allotted shares (109,973 shares) was $71,996 which is reflected in the financial statements as being a loss on the conversion and recorded in the statements as such. $0 (nil) in losses on conversion of debts was incurred for the quarters ended February 29, 2012, and 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $71,996 and $0 (nil) respectively. A total of $71,996 has been incurred in the period from inception on May 17, 2006, to February 29, 2012.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended February 29, 2012, and 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $0 (nil) and $0 (nil) respectively. A total of $300 has been incurred in the period from inception on May 17, 2006, to February 29, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: On July 1, 2011, the Corporation entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer and a director, for a term of 36 months, whereby Mr. Gonzalez has agreed to manage the financial affairs of the Corporation. As compensation, we have agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and have issued 2,000,000 shares of the Corporation’s common stock valued at the last trading price prior to entering into the agreement of $0.50 per share. We incurred $3,000 in consulting fees for the quarter ended February 29, 2012, and $0 (nil) for the quarter ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $6,000 and $1,000 respectively. For the period May 17, 2006 (inception), through February 29, 2012, $25,500 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities.

OFFICE EXPENSES: $2,359 in office expenses were incurred in the quarter ended February 29, 2012, and $4,078 in the similar period in 2010. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $14,871 and $5,514 respectively. For the period May 17, 2006 (inception), through February 29, 2012, a total of $35,575 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on February 29, 2012, and 2011 or for the nine month periods ended on February 29, 2012 and 2011. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $3,078 in professional fees for the quarter ended on February 29, 2012, and $6,024 for the 2011 period. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $13,677 and $21,605 respectively. From inception on May 17, 2006, we have incurred a total of $99,002 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: We incurred $0 (nil) corporate service fees for the quarters ended on February 29, 2012, and $0 (nil) for the quarter ended on February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $0 (nil). From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: All American incurred $1,560 in public relations and related costs for the quarters ended on February 29, 2012, and $240 for the similar period in 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $10,877 and $3,588 respectively. From inception on May 17, 2006, we have incurred a total of $16,396 in public relations fees.

INVESTOR RELATIONS: All American incurred $12,500 in investor relations and related costs for the quarters ended on February 29, 2012, and $0 (nil) for the similar period in 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $42,500 and $0 (nil) respectively. From inception on May 17, 2006, we have incurred a total of $42,500 in investor relations fees.

REGISTRATION AND FILING FEES: All American incurred $1,759 in registration and filing fee expenses for the quarter ended on February 29, 2012, and $890 for the similar period in 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $8,689 and $11,718 respectively. From inception on May 17, 2006, we have incurred a total of $30,872 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly and other reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On January 1, 2009, we entered into a management services agreement with James Yiu, our former senior officer and director to manage the affairs of All American through the payment of HK $5,000 per month (approximately US $645) which agreement was terminated on December 31, 2009. On December 1, 2010, the Corporation entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the general affairs of the Corporation. As compensation, we have agreed to pay Mr. Welke $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. We incurred $3,000 in management fee costs in the current quarter and $15,500 was incurred for the quarter ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $1,011,000 and $15,500 respectively. For the period May 17, 2006 (inception), through May 31, 2010, All American has incurred $1,037,477 on such expenses.

TRANSFER AGENT FEES: $955 was spent on transfer agent costs and attendant expenses in the quarter ended February 29, 2012, while $460 was spent in the similar period of 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $5,780 and $2,582 respectively. For the period May 17, 2006 (inception), through May 31, 2010, a total of $14,984 has been spent on transfer agent expenses.

TRAVEL AND MEAL EXPENSES: $459 was spent in travel and meal costs in the quarter ended on February 29, 2012, and $520 was spent in the similar quarter of 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $3,039 and $804 respectively. For the period May 17, 2006 (inception), through February 29, 2012, a total of $10,057 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $487,015 and $354,486 respectively. A total of $991,602 in net cash has been used for the period from inception on May 17, 2006, to February 29, 2012.

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

Plan of Operation

All American believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2012, with the proceeds of recent private placements of our securities. As of February 29, 2012, we had a deficiency of $44,059 in working capital. We are currently working with interested parties to secure all the financing necessary for the planned exploration programs on our Nevada projects through the next year along with adequate working capital to support our non-exploration activities.

For the balance of the current fiscal year to May 31, 2012, we will concentrate our efforts on the exploration of the Goldfield West property.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011 – 2012. Management projects that we may require up to $200,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Goldfields exploration costs	100,000
Working Capital	50,000
Total	$200,000

As at February 29, 2012, we had a working capital deficit of $44,059. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter ended February 29, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to February 29, 2012, was $999,500 as a result of gross proceeds received from sales of our common stock (less offering costs) ($599,000), an advance in the form of a promissory note from a related party ($40,000), a non interest bearing loan ($10,500) and a convertible debenture in the amount of $350,000.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000. We issued 2,200,000 shares through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In 2009, we issued 1,840,000 shares through an S-1 registration statement to 43 investors for cash consideration of $96,000. In December, 2010, we issued 2,500,000 shares under a consulting agreement through a Section 4(2) exemption to a director and officer. In the preceding quarter we issued 2,000,000 shares under a consulting agreement through a Section 4(2) exemption to a director and officer. In the quarter under review we issued 400,000 shares through a Rule 903, Regulation S exemption as a private placement of our securities to a single placee and issued 19,455 shares under a Section 4(2) exemption to our joint venture partner to reimburse them for shares they issued under the various option agreements for the Goldfield and Belleville properties. Subsequent to the quarter under review we issued 41,667 shares under a Section 4(2) exemption to our joint venture partner (TAC Gold) to reimburse them for shares they issued under the Goldfield West option agreement as stipulated under the terms of the agreement.

As of February 29, 2012, our total assets consisted entirely of cash and prepaid expenses in the amount of $10,718 while our total liabilities were $54,777. Working capital stood at a deficit of $44,059.

For the quarter ended February 29, 2012, the net loss was $41,015 ($0.00 per share) while for February 28, 2011, the net loss was $31,453 ($0.00 per share). The loss per share was based on a weighted average of 96,594,455 common shares outstanding for the current quarter and 92,872,222 for the quarter ended February 28, 2011. The net loss from May 17, 2006 (inception), to February 29, 2012, is $2,214,541.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 29, 2012. Inflation is moderately higher than it was during 2010-2011 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended February 29, 2012, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

All American had 96,636,132 shares of common stock issued and outstanding as of the date of this report which includes 41,667 shares issued subsequent to the quarter under review. Of these shares, approximately 54,500,000 shares are held by affiliates of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act.

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

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to February 29, 2012, was $999,500 as a result of proceeds received from sales of our common stock, convertible debenture, an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

$-
Exploration mining property – China	20,000
Exploration mining property – Goldfield – USA	464,874
Exploration mining property – Belleville – USA	157,441
Exploration mining property – Iowa Canyon – USA	57,010
Bank charges	2,129
Loss on currency exchange	1,233
Loss on conversion of debenture	71,996
Interest expense – promissory note	3,395
Interest expense – convertible note	118,500
Contributed administrative support	300
Consulting	25,500
Office	35,575
Organizational costs	300
Professional fees	99,002
Corporate services	5,000
Public relations	16,396
Investor relations	42,500
Registration and filing fees	30,872
Management fees	1,037,477
Transfer agent fees	14,984
Travel and meals	10,057

Total expenses	2,214,541

Common Stock

During the three-month period ended February 29, 2012, no shares or warrants to purchase shares in the future were issued.

As of February 29, 2012, there were 96,594,455 shares issued and outstanding. No other shares were issued during the quarter under consideration or subsequent to the end of the quarter. As of the date of this report, there are 96,636,132 shares issued and outstanding which includes shares issued subsequent to the end of the quarter under review.

Options

No options were granted during the three- or nine-month periods ending February 29, 2012.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 29, 2012:

  January 18, 2012 – Entry into a Material Definitive Agreement – As previously reported, on August 1, 2011, All American Gold Corp. (the “Corporation”, “we”, “us”), entered into a consulting services agreement with Parkside Communications, Inc. of New York, NY, for a term of five and one-half months (5½) months, whereby Parkside provided consulting services to the Corporation in the establishment of a formalized investor relations program. As compensation, the Company agreed to pay $5,000 commencing August 15, 2011 and $5,000 per month on the fifteenth day of each month during the term of the agreement with the final payment on January 15, 2012, being $2,500, pursuant to the terms of the consulting services agreement.

  On January 13, 2012, the agreement was amended and extended for a further two months commencing on February 1, 2012. As compensation, the Company has agreed to pay Parkside $2,500 per month on the first day of each month during the remaining term of the agreement.

24

  January 18, 2012 – Termination of a Material Definitive Agreement – On September 9, 2011 we entered into an option agreement (the “TAC Agreement”) with TAC Gold Inc. (“TAC”) in regards to the acquisition of a 15% interest in a mineral exploration property known as the “Iowa Canyon” property, located in Lander County, Nevada. TAC holds an underlying option agreement from Minquest Inc. (“Minquest”) to acquire a 100% interest in the property pursuant to a Mineral Property Option Agreement dated April 6, 2010, as amended on April 6, 2011 (collectively the “Underlying Option Agreement”). In consideration of the 15% interest in the Iowa Canyon property, we paid to TAC the sum of $50,000 concurrently with the execution and delivery of the agreement and were obliged to pay an additional $50,000 on or before January 11, 2012 in order to avoid default.

  On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time. The decision was made to instead focus resources on our two primary targets – the Belleville and Goldfield West projects. There will be no further expenditures made in regards to the Iowa Canyon property.

  As a result of the termination of the agreement, All American is not required to make any further payments or share issuances to TAC.

Subsequent Events

Share Issuance Under Goldfield West Option Agreement - On March 22, 2012, we issued 41,677 shares of Common Stock to TAC Gold Inc. under the Goldfield West Option Agreement whereby we are annually obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that they issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due.

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

Date: April 11, 2012.

BY:	/s/ “Brent Welke”

BRENT WELKE, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors

By:	/s/ “Gaspar R. Gonzalez”

GASPAR R. GONZALEZ, Treasurer and Director (Principal Financial
Officer and Chief Financial Officer)