Form 10-K
period 2012-05-31
All American Gold Corp.
filed 2012-08-22
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 000-54008

ALL AMERICAN GOLD CORP.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 North High School Road, Suite 203
Indianapolis, IN 46214	___________________
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (317) 926-4653 or (888) 755-9766 Issuer’s
Web site: www.allamericangoldcorp.com
Issuer’s email address: info@allamericangoldcorp.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act
Yes [ ]    No [ x].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [ ]    No [ x]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x]    No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [ x]

Issuer's revenues for its current fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 42,136,122 common shares at $0.03 = $1,264,084.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 96,636,122 common shares issued and outstanding as of the date of this report.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [ x ]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) Any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: Nil.

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

PART I

Item 1. Description of Business.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2010 we changed our name to All American Gold Corp. and effected an 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 700 North High School Road, Suite 203, Indianapolis, IN 46214. Our telephone number is (317) 926-4653 or (888) 755-9766 and our e-mail address is info@allamericangoldcorp.com.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our mineral properties or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Our Current Business – Mineral Exploration – Mining Projects

Mineral Property Interests – State of Nevada – U.S.A. (with TAC and Minquest)

On August 23, 2010, we entered into three agreements with TAC Gold Inc. (“TAC”), a Canadian reporting issuer which trades on the Canadian National Stock Exchange (CNSX), in regards to the acquisition of certain property interests. The interests that we acquired are as follows:

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Belleville agreement is as follows

All American’s Portion	(70% of total)		(70% of total)
Anniversary Date	Payment	Share Issuance	Property Expenditure

August 4, 2010	Paid by TAC	Paid by TAC	Paid by TAC
August 4, 2011	$20,000 (paid)	9,804 (issued)	$120,000 (paid)
August 4, 2012	$30,000	TBD	$150,000
August 4, 2013	$30,000	TBD	$200,000
August 4, 2014	$40,000	TBD	$200,000
August 4, 2015	$50,000	TBD	$250,000
August 4, 2016	$0	TBD	$400,000

TOTALS	$133,000		$1,320,000

Technically, as of the date of this report, we are in default of the agreement for not having issued shares to TAC and for not having paid the $150,000 property expenditure and the property payment. However, TAC has not yet submitted the appropriate documentation for their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their submission by the end of the first full week of September at which time we intend to make our payment to TAC. Further, we are still awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in September, 2012 and will make whatever expenditures are required at that time. In the event that we elect to terminate the agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new agreement between Minquest and All American or terminate the agreement and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

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

Upon payment of the $300,000 to TAC (paid as to $200,000 on September 14, 2011 and $100,000 on November 24, 2011 payment of which included a ‘credit’ for the annualized payment due at January 20, 2012), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described in the table below.

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

* included as part of the cost of the acquisition of the agreement and paid by TAC

We are awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season. We expect to be in a position to move forward in mid-September, 2012 and will make whatever expenditures are required at that time. In the event that we elected to terminate the option agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

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

Mineral Property Interests – State of Nevada – U.S.A. (with Desert Pacific Explorations, Inc.)

Essex Mineral Property – White Pine County, Nevada

On April 9, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Essex’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Essex” mineral property located in White Pine County, Nevada, which allowed us to exclusively investigate the mineral property until May 12, 2012, and whereby the Corporation had an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to May 10, 2012. In consideration of signing the Letter of Intent, we have paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI. review historical records on the Essex property, discuss their implications with Desert Pacific and our engineers so as to determine if we wish to enter into a mining option agreement with Desert Pacific to explore the project.

The Essex Project is comprised of 18 unpatented mining claims covering a total of 360 acres within the Nevada mining district, White Pine County, Nevada and is located approximately 10 miles southeast of Ely, Nevada. This project represents an advanced stage exploration property with no defined resource. However, drilling on roughly 400 feet centers with significant underground workings have identified a mineralized zone approximately 4,500 feet in length and open in both directions. The project area encompasses a northwesterly trending structural zone which can be followed along strike for over 2,500 meters. The structure cuts Devonian Guillemette limestone, Devonian/Mississippian Pilot shale, Mississippian Joana limestone, and Mississippian Chainman shale which are the host rocks in the “Alligator Ridge” district. Workings and drill holes have encountered gold and silver within a jasperoid developed along Joana-Chainman contact zone where it plunges to the west. The mineralization has been followed to depths of 700 feet in historic workings.

Historic work in the area was initiated as early as 1869 when a minor amount of silver was produced. Production started again in the early 1900’s when manganese ore was shipped. Gold and silver was mined from 1936 to 1939.

Recent exploration includes 2 holes by Newmont in 1978, 7 holes by Homestake in 1980, and 26 holes by Echo Bay from 1988 to 1989. This work defines a corridor of gold and silver mineralization trending northwesterly for over 2,500 meters. The zone is lost under alluvial cover to the southeast and northwest, but appears to continue based on CSMT surveys conducted by Cominco in 1996.

Desert Pacific believes the property shares similarities with Alligator Ridge and has gold mining potential. Targets within the Pilot Shale, the main host for Alligator Ridge ore deposits, remain untested.

Subsequent to the end of the financial year, on May 21, 2012, the Board of Directors following consultation with our geological engineer elected not to proceed with exploration work or to enter into an option agreement with Desert Pacific in regards to the Essex mineral property.

Bell Flats Mineral Property – Churchill County, Nevada

On May 7, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Bell Flats’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Bell Flats” mineral property located in Churchill County, Nevada, which allowed us to exclusively investigate the mineral property for a forty-five (45) day period until June 22, 2012, and whereby the Corporation has an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to June 22, 2012. In consideration of signing the Letter of Intent, we paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI.

The Bell Flats Project is comprised of 14 unpatented mining claims covering a total of 280 acres within the Nevada mining district, Churchill County, Nevada and is located approximately 5 miles north of Gabbs, Nevada and 25 miles north of the Paradise Peak mine. This project represents an advanced stage exploration property with no defined resource. Extensive soil and rock sampling, geophysical surveys and drilling have identified several alteration zones along a corridor approximately 3,500 meters in length. Gold and silver occur developed along the contact of jasperoid and argillized Tertiary volcanic rock intermittently along the corridor. The mineralization has been encountered from surface to depths of 160 meters in drilling. Gold values exceed 5.1 g/t in trenching while silver values reach 200 g/t from historic drilling. The mineralized zone is open in all directions. A “Santa Fe type” model is indicated for the project based on the geology and alteration.

The project area encompasses a northwesterly trending structural zone. The structure cuts Tertiary felsic volcanic rocks and Triassic sediments which are the host rocks at the nearby Santa Fe gold-silver deposits. Alteration as jasperoid follows the contact of the Triassic limestone and Tertiary volcanic rocks. Shallow pits, trenches and drill holes have encountered gold and silver within argillized shale and jasperoid developed along this contact and within a clay altered felsic volcanic. Altered rocks are capped by post-mineral basalt and wind-blown sand.

Historic work in the area was initiated in the early 1900’s when prospectors discovered copper oxides within an exposed granitic sill on the south end of the property. There is no reported production from the property.

Recent exploration includes several holes by Dome exploration in 1985 and 9 holes by Hemlo Gold in 1993. Hemlo also conducted an IP survey resulting in 9 lines on the north half of the property. Homeland Precious Metals collected over 300 auger soil samples in 2005. The various exploration programs define a corridor of gold and silver mineralization trending northwesterly for over3,500 meters under alluvial cover to the northwest.

Subsequent to the end of the financial year, on June 22, 2012, the Board of Directors following consultation with our geological engineer elected not to proceed with exploration work or to enter into an option agreement with Desert Pacific in regards to the Bell Flats mineral property.

After reviewing all of the available data on both projects our engineers advised that there was insufficient merit to the projects and that All American was advised to not enter into a mining option agreement with Desert Pacific to explore the project. As a result, All American has no further obligations under the Letters of Intent on either project.

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

Our registered public accounting firm’s report to our audited financial statements for the year ended May 31, 2012, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of sufficient working capital, significant operating losses, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our last Annual General Meeting (“AGM”) was held on November 26, 2011, at which time stockholders approved the following actions:

1.	received the financial statements of the Corporation for its financial year ended May 31, 2011, together with the report of the independent auditors thereon;
2.	fixed the number of directors at two for the coming year;
3.	elected two directors, Brent Welke and Dr. Gaspar R. Gonzalez, Jr. to serve until the next Annual General Meeting of Shareholders or until his respective successor(s) is/are elected or appointed;
4.	ratified the appointment of M&K CPAs, PLLC, of Houston, Texas to act as independent certifying accountants and auditors of the Corporation for the financial year ended May 31, 2012.

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

Quarter Ended	High Bid	Low Bid
September 30, 2011	$0.92	$0.17
November 30, 2011	$0.33	$0.10
February 29, 2012	$0.15	$0.05
May 31, 2012	$0.10	$0.02

Our common shares are issued in registered form through Madison Stock Transfer, Inc. of 1688 East 16th Avenue, Suite 7, Brooklyn, NY 11229-0145 which is our stock transfer agent. They can be contacted by telephone at (718) 627-4453 and by facsimile at (718) 627-6341.

On May 31, 2012, the shareholders' list of our common shares showed 19 registered shareholders holding 68,425,122 shares with a further 28,211,000 shares being held by broker-dealers. There are 96,636,122 shares outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Wyoming on May 17, 2006 as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2012, we changed our name to All American Gold Corp. and effected a 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 700 North High School Road, Suite 203 Indianapolis, IN 46214. Our telephone number is (317) 926-4653 or (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our mineral properties or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Results and Plan of Operation for Mining Properties

Mineral Properties – United States of America - Nevada

We hold interests in the Belleville property and the Goldfield West property subject to our making certain payments, share issuances and exploration expenditures through 2016 and 2017 respectively. For a description of the agreements, please see the section entitled “Our Current Business” on pages 5 to 8 above.

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

Figure 1 – General Location of Belleville Property – Esmeralda County, Nevada

History

Prior to the involvement of All American, exploration efforts at Belleville had consisted of a mapping and sampling program, geophysical surveys, and a limited reverse circulation program completed in 2009. Three potential drilling targets were been identified, one of which is a set of gold bearing shear zones. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. Belleville's third target occurs at the intersection of the mineralized structures with a major lithologic contact.

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

Results of Operations

Drilling was initiated at the Belleville project on December 5, 2011. The plan was to drill two to four angle drill holes into a pediment covered geophysical anomaly interpreted to be a buried structure, which could be mineralized, similar to nearby veins within the exposed mountain range. The first hole, drilled at -45 degrees using an RC rig, was lost after drilling 120 feet of alluvium. A second hole at -60 degrees was attempted and was also lost before reaching bedrock. Upon encountering unexpectedly thick alluvium (“gravel”), the company contracted an expert in reverse circulation mud drilling to supervise the drilling of the IP target and brought in special equipment to facilitate placing casing through the gravel. Following this work, we again attempted to drill the IP target in January, 2012 with a mud rotary hole being attempted. After a number of problems 90 feet of casing was finally installed. A tricone bit was then used to extend the hole to avoid the heavy vibration caused by a hammer bit. Initially this was successful down to 200 feet where the hole remained in gravel. Caving again became a problem and to avoid losing the entire drill string the hole was abandoned at 235 feet.

The single deepest hole drilled at Belleville was logged and sent for geochemical analysis to check for possible alluvial gold. Anomalous gold ranging from 0.04 to 0.08 g/t was detected from 65 to 70 feet, 190 to 200 feet and 225 to 230 feet. Although these values are anomalous they are far below what would be considered ore grade mineralization.

At this time no further work on the IP target is planned given the unstable nature of the alluvium. Additional drilling methods will be studied before considering further testing. All American Gold plans to review other targets on the property for future exploration with its technical team. Minquest and TAC along with our engineers are reviewing the property to determine alternate drilling locations or a method of avoiding the alluvium and being able to continue to be able to drill the planned target. We do not expect a decision on the method of attack until some time in 2013. TAC has agreed to postpone our obligation to make further payments on the property by one year, to delay the 2012 exploration program until at least May 31, 2013, and to extend the option agreement by one full year.

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

Results of Operations and Plan of Operation

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

For the first time feeder faults have been identified at the South Target. The projection of these feeder faults into brittle rocks at depth defines several high-grade vein targets. Four such targets have been defined by this latest drilling program. The company will continue to assess the latest data to define targets for a third phase of drilling which is expected to commence in the late summer of 2012. TAC has postponed the requirement of the Option Agreement that requires the property expenditure payment be made on January 20, 2012, until September 20, 2012, or until such time as they are prepared to made specific recommendations as to an exploration program for the current year.

Richard Kern, M.S., (P.Geo. and SME member) of Reno, Nevada, is the Company’s qualified person on the project.

Maps of the drill results and drill locations follow immediately.

Iowa Canyon Property

We held a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada through to September 8, 2012. The Iowa Canyon property represents a nearly untested exploration opportunity. Recent exploration efforts have discovered multiple episodes of precious metals mineralization over a district-wide scale. Gold is hosted in a variety of rock types including silicified Tertiary volcanic and volcanoclastic sediments, quartz veins, quartz stockwork zones, carbon-rich Paleozoic sediments, and as jasperoid replacements of lower plate calcareous sediments.

Drilling had identified gold and silver jasperoids within upper and lower plate sediments, as well as gold and molybdenum-rich porphyry dikes. A single drill hole on the western side of the property contains up to 800 parts per million (ppm) molybdenum and 0.2 grams per ton gold over ten foot widths. The lower plate Hanson Creek Formation, a favorable host rock for Carlin style mineralization, has been identified in outcrop as well as drilling on the north, east and west portions of the Iowa Canyon Property.

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

Essex Mineral Property – White Pine County, Nevada

On April 13, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Essex’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Essex” mineral property located in White Pine County, Nevada, which allowed us to exclusively investigate the mineral property until May 12, 2012, and whereby the Corporation had an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to May 12, 2012. In consideration of signing the Letter of Intent, we paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI. review historical records on the Essex property, discuss their implications with Desert Pacific and our engineers so as to determine if we wish to enter into a mining option agreement with Desert Pacific to explore the project.

Desert Pacific believes the property shares similarities with Alligator Ridge and has gold mining potential. Targets within the Pilot Shale, the main host for Alligator Ridge ore deposits, remain untested.

On May 21, 2012, the Board of Directors following consultation with our geological engineer elected not to proceed with exploration work or to enter into an option agreement with Desert Pacific in regards to the Essex mineral property.

Bell Flats Mineral Property – Churchill County, Nevada

On May 7, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Bell Flats’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Bell Flats” mineral property located in Churchill County, Nevada, which allowed us to exclusively investigate the mineral property for a forty-five (45) day period until June 22, 2012, and whereby the Corporation has an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to June 22, 2012. In consideration of signing the Letter of Intent, we paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI.

The Bell Flats Project is comprised of 14 unpatented mining claims covering a total of 280 acres within the Nevada mining district, Churchill County, Nevada and is located approximately 5 miles north of Gabbs, Nevada and 25 miles north of the Paradise Peak mine. This project represents an advanced stage exploration property with no defined resource. Extensive soil and rock sampling, geophysical surveys and drilling have identified several alteration zones along a corridor approximately 3,500 meters in length. Gold and silver occur developed along the contact of jasperoid and argillized Tertiary volcanic rock intermittently along the corridor. The mineralization has been encountered from surface to depths of 160 meters in drilling. Gold values exceed 5.1 g/t in trenching while silver values reach 200 g/t from historic drilling. The mineralized zone is open in all directions. A “Santa Fe type” model is indicated for the project based on the geology and alteration.

Subsequent to the end of the financial year, on June 22, 2012, the Board of Directors following consultation with our geological engineer elected not to proceed with exploration work or to enter into an option agreement with Desert Pacific in regards to the Essex mineral property.

After reviewing all of the available data on both projects our engineers advised that there was insufficient merit to the projects and that All American was advised to not enter into a mining option agreement with Desert Pacific to explore the project. As a result, All American has no further obligations under the Letters of Intent on either project.

RESULTS OF OPERATIONS

		Year Ended
		May 31
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$1,666,020		$407,884
Net Profit (Loss)		$(1,666,020)		$(407,884)

COMMON SHARES: Since inception we have used common stock, notes payable, a convertible debenture and an advance from both related and non-related parties to raise money for our optioned mineral acquisitions and corporate expenses. Net cash provided by financing activities in the current fiscal year ended May 31, 2012, was $465,000 of which $480,000 was provided by the issuance of common shares and a $20,000 advance was repaid to related party. Net cash provided by financing activities from inception on May 17, 2006, was $979,000 ($599,000 as proceeds received from sales of our common stock $355,000 through a convertible debenture plus a net borrowing of $25,000).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2012 and 2011 are outlined in the table below:

	Year Ended May 31
	2012	2011
Exploration of mining property – U.S.A.	$ 341,330	$ 303,807
Banking and related charges	758	753
Loss on currency exchange	504	(48)
Loss on conversion of debt	71,996	-
Imputed interest expense – notes and advances	1,525	0
Interest expense – promissory note & advances	869	1,000
Interest expense – convertible debenture	108,199	10,301
Consulting	3,000	4,500
Office expenses	18,060	8,457
Professional fees	20,058	36,065
Investor relations	45,000	0
Public relations	11,390	4,729
Registration and filing fees	11,328	15,260
Management fees	1,014,000	18,500
Transfer agent	7,680	3,229
Travel and meals	4,323	1,331
TOTAL	$ 1,666,020	$ 407,884

Operating expenses for the year ended May 31, 2012, increased by approximately 408% compared to the similar period in 2011 largely due to the underlying potential cost of the issuance of option stock under a consulting agreement with an executive officer which amounted to a charge of $1,000,000. Without this charge, the increase relative to the previous year would only have been approximately 163%. During the past year we continued our business plan, completed the first phases of the exploration programs on both the Goldfield West and Belleville properties and made due diligence enquiries on two other projects in Nevada as well as elected not to proceed with the Iowa Canyon option. Investor relations and related services fees and costs were incurred to allow us to make All American more visible to potential investors.

During the year ended May 31, 2012, All American incurred operating expenses of $1,666,020 ($666,020 when the option expenses contained in the management fee category is taken out) as compared to $407,884 for the prior year and a total of $2,206,704 for the period from inception on May 17, 2006, to May 31, 2012. The costs incurred can be further subdivided into the following categories.

EXPLORATION OF MINING PROPERTY – CHINA: No costs were incurred in the past two years pertaining to the phase I exploration program on our optioned exploration property in China, the Gao Feng gold property. Since inception on May 17, 2006, we have incurred a total of $20,000 in resource property exploration expenses in China. This cost category will have no further costs incurred in the future.

GOLDFIELD WEST EXPLORATION AND ACQUISITION EXPENSES: $172,944 in exploration costs relating to the first phase of the exploration program on the property during the past year on the Goldfield West property. For the year ended May 31, 2011, $303,870 was spent on the property ($300,000 in acquisition costs and an additional $3,087 for miscellaneous costs associated with the exploration of the property). For the period May 17, 2006 (inception), through May 31, 2012, All American has incurred $476,814 in total on expenses in the acquisition of the agreement and initial exploration costs on the Goldfields West property.

BELLEVILLE EXPLORATION AND ACQUISITION EXPENSES: $102,626 was paid in the current year as the first phase in the exploration of the Belleville property in Nevada and no such costs were expended in the year ended May 31, 2011. For the period May 17, 2006 (inception) through May 31, 2012, All American has incurred $102,626 in total on expenses in the exploration of the Belleville property.

IOWA CANYON EXPLORATION AND ACQUISITION EXPENSES: $57,010 was paid in the current year as part of the exploration ($7,010) or acquisition ($50,000) expenses of the Iowa Canyon property option in Nevada and no such costs were expended in the year ended May 31, 2011. For the period May 17, 2006 (inception) through May 31, 2012, All American has incurred $57,010 in total on expenses in the acquisition or the exploration of the Iowa Canyon property. On January 12, 2012, the Board of Directors decided not to proceed further with the Iowa Canyon property at this time. The decision was made to instead focus our resources on our two primary targets – the Belleville and Goldfield West projects. At this point there will be no further expenditures made in regards to the Iowa Canyon property.

BANKING AND RELATED CHARGES: $758 in banking and related charges were incurred in the current fiscal year while $753 was incurred for the year ended May 31, 2011. For the period May 17, 2006 (inception), through May 31, 2012, All American has incurred a total of $2,422 on such expenses.

LOSS ON CURRENCY EXCHANGE: All American incurred a $504 loss in currency exchange for the year ended May 31, 2012, and gained $48 for the year ended May 31, 2011. From inception on May 17, 2006, to May 31, 2012, we have incurred a total of $1,233 in losses on currency exchange.

IMPUTED INTEREST EXPENSE – Prior to the current year, a former officer and director had advanced $20,000 in the form of a non-interest bearing promissory note and a non-related party had advanced $10,500 in the form of a non-interest bearing loan. An imputed interest of $1,525 was, therefore, deemed to have been incurred in the current fiscal year ended on May 31, 2012, which was calculated using an interest rate of 5% (five percent) which is the interest rate that was payable on comparable notes and advances that we have recently incurred. No such imputed expenses were incurred for the year ended May 31, 2011. For the period May 17, 2006 (inception), through May 31, 2012, All American has incurred a total of $1,525 on imputed interest expenses.

INTEREST EXPENSE – PROMISSORY NOTES AND ADVANCES: During fiscal 2011 - 2012 a director, through a wholly owned corporation loaned $30,000 to All American in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2012; although the note was is currently due, the payee has agreed not to call the note especially in light of the repayment of $20,000 that was made during the year. Interest costs of $869 regarding notes payable and advances from officers and other related parties which had been arranged in prior fiscal years as well as the referenced advance were incurred in the current fiscal year; $1,000 was incurred for the period ended May 31, 2011. All other advances and loans were paid in full, including accrued interest, prior to the end of the year. For the period May 17, 2006 (inception), through May 31, 2012, All American has incurred a total of $3,513 on such expenses.

INTEREST EXPENSE – CONVERTIBLE DEBENTURE: On November 10, 2011, the Corporation issued $355,000 in a non-interest bearing convertible debentures to a single creditor in exchange for cash proceeds used to make the payment due to TAC under the Goldfields agreement in the amount of $300,000 as well as $55,000 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which mature on August 23, 2015, may be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500. The debenture was converted to shares on July 13, 2011. During the year ended May 31, 2012, the Corporation accreted interest of $108,199. and $10,301 for the similar period ended May 31, 2011. Since inception on May 17, 2006, we have incurred a total of $118,500 in interest accretable on such notes. In the future, this cost category will change based on financing activities.

LOSS ON CONVERSION OF DEBENTURE: Based on the terms of the above noted convertible debenture agreement we should have issued 765,027 shares but over allotted the number of shares to be issued (875,000) through an error in calculating the closing price as stipulated under the agreement. The value of those over allotted shares (109,973 shares) was $71,996 which is reflected in the financial statements as being a loss on the conversion and recorded in the statements as such. $0 (nil) in losses on conversion of debts was incurred for the year ended May 31, 2011. A total of $71,996 has been incurred in the period from inception on May 17, 2006, to May 31, 2012.

CONTRIBUTED ADMINISTRATIVE SUPPORT: No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2012, or 2011. For the period May 17, 2006 (inception), through May 31, 2012, a total of $300 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. The Corporation’s first president periodically contributed administrative services to the Corporation for the period from inception up to and including May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed.

CONSULTING FEES: We incurred $9,000 in consulting fees for the year ended May 31, 2012, and $4,500 for the year ended May 31, 2011. For the period May 17, 2006 (inception), through May 31, 2012, $28,500 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities. During the past year the fees were incurred mainly for advice on potential acquisitions and listing and quotation service options available to All American as well as services relating to the electronic trading of our common stock.

OFFICE EXPENSES: $18,060 in office costs were incurred in the past year. By comparison, $8,457 was incurred for the previous fiscal year ended May 31, 2011. For the period May 17, 2006 (inception), through May 31, 2012, a total of $38,765 has been spent on office related expenses. Such expenses include telephone, courier, photocopying, office supplies, trade publication subscriptions and general office costs.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the years ended on May 31, 2012, and 2011. Since inception to May 31, 2012, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $20,058 in professional fees for the fiscal year ended on May 31, 2012, and $36,065 in the previous fiscal year. From inception to May 31, 2012, we have incurred $105,390 in professional fees mainly spent on legal, consulting and accounting matters. This expense category will vary depending on corporate capital raising activities.

CORPORATE SERVICES: No corporate service costs were incurred for the years ended May 31, 2012, or 2011. For the period May 17, 2006 (inception), through May 31, 2012, All American has spent a total of $5,000 on such expenses.

INVESTOR RELATIONS FEES: All American incurred $45,000 in investor relation fees for the fiscal year ended on May 31, 2012, and $0 (nil) in the previous fiscal year. From inception to May 31, 2012, we have incurred $45,000 in investor relations fees mainly to develop corporate awareness to the investing community.

PUBLIC RELATINS COSTS: All American incurred $11,390 in public relations costs for the fiscal year ended on May 31, 2012, and $4,729 in the previous fiscal year. From inception to May 31, 2012, we have incurred $16,910 in public relations costs.

REGISTRATION AND FILING FEES: We incurred $11,328 in registration and filing fees for the year ended May 31, 2012, and $15,260 for the year ended May 31, 2011. For the period May 17, 2006 (inception), through May 31, 2012, $33,511 was recorded for such costs. This category will vary from year to year dependent on the filing activities of the Company with various regulators.

MANAGEMENT FEES AND COMPENSATION: On December 1, 2011, the Corporation entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the affairs of the Corporation. As compensation, we agreed to pay Mr. Welke $1,000 per month, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. On July 1, 2011, the Corporation entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer and a director, for a term of 36 months, whereby Mr. Gonzalez has agreed to manage the financial affairs of the Corporation. As compensation, we have agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and have issued 2,000,000 shares of the Corporation’s common stock valued at the last trading price prior to entering into the agreement of $0.50 per share which created an accounting entry of $1,000,000 which was charged to the management fee and compensation category. $1,014,000 in management fee costs were incurred in the current year as a result, which includes the deemed value of the 2,000,000 shares of common stock issued to Mr. Gonzalez under his consulting agreement, while $18,500 was incurred for the year ended May 31, 2011. For the period May 17, 2006 (inception), through May 31, 2012, All American has incurred $1,040,477 on management fees and compensation.

TRANSFER AGENT FEES: $7,680 was spent on transfer agent costs and attendant expenses in the year ended on May 31, 2012, while $3,229 was spent in the corresponding period for 2011. For the period May 17, 2006 (inception), through May 31, 2012, a total of $16,884 has been spent on transfer agent expenses.

TRAVEL AND MEAL EXPENSES: $4,323 was spent in travel and meal costs in the year ended on May 31, 2012, while $1,331 was spent in the corresponding period for 2011. For the period May 17, 2006 (inception), through May 31, 2012, a total of $11,341 has been spent on travel and meal expenses.

RESEARCH AND DEVELOPMENT: All American has not incurred any expenses for research and development since inception on May 17, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2011 - 2012 or from the date of inception.

At the end of the current fiscal year, May 31, 2012, and as of the date of this report, All American had 96,636,122 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital
	At May 31, 2012	At May 31, 2011
Current Assets	$22,301	$11,013
Current Liabilities	$53,248	$301,397
Working Capital	$(30,947)	$(290,384)

Cash Flows
	At May 31, 2012	At May 31, 2011
Net Cash Used in Operating Activities	$(453,712)	$(374,513)
Net Cash Provided by (Used In) Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$465,000	$375,500
Increase (Decrease) In Cash During The Period	$11,288	$987

As of May 31, 2012, our company had a working capital deficit of $30,947.

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to May 31, 2012, was $979,000 as a result of proceeds received from the sale of our common stock ($599,000), proceeds of a convertible debenture ($355,000) and the net amount of advances from officers and related and non-related parties ($25,000). During that same period, the following table indicates how those proceeds have been spent to date:

Exploration of mining property - China	$ 20,000
Exploration of mining properties - U.S.A.	645,137
Banking and related charges	2,422
Loss on currency exchange	1,233
Loss on conversion of debt	71,996
Interest expense – promissory note & advances	3,513
Interest expense – convertible debenture	118,500
Consulting	28,500
Office expenses	38,765
Organizational costs	300
Professional fees	105,390
Corporate services	5,000
Investor relations	45,000
Public relations	16,910
Registration and filing fees	33,511
Management fees	1,040,477
Transfer agent	16,884
Travel and meals	11,341
Total Use of Proceeds to May 31, 2012	$2,204,879

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception which is likely to continue through fiscal 2012 – 2013. Management projects that we may require $550,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$100,000
Belleville exploration expenses	180,000
Goldfield West exploration expenses	170,000
Working capital	100,000
Total	$550,000

As at May 31, 2012, we had a working capital deficit of $30,947. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through private placements of our stock or prospectus offerings, loans or advances from officers, directors and shareholders and the possible sale of part of our interest in our mineral properties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2012.

Financial Instruments
At May 31, 2012, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2012, and for the period May 17, 2006 (date of inception), through May 31, 2012, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

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

Recently Adopted and Enacted Accounting Pronouncements

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will become effective for the Company on January 1, 2012. The Company does not expect the impact of its adoption to be material to its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm by M&K CPAs, PLLC, for the audited financial statements for the years ended May 31, 2012, and 2011 is included herein immediately preceding the audited financial statements.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the fiscal years ended May 31, 2012, and May 31, 2011, and
Inception on May 17, 2006, to May 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
All American Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of All American Gold Corp. (an Exploration Stage Company) as of May 31, 2012 and May 31, 2011, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period May 17, 2006 (inception), through May 31, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period May 16, 2006 (inception), through May 31, 2012, include total revenues of $0 and a net loss of $2,205,179. Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period May 17, 2006 (inception), through May 31, 2008, insofar as it relates to amounts for prior periods through May 31, 2008, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Gold Corp. as of May 31, 2012, and 2011, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 22, 2012

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

	May 31, 2012	May 31, 2011

ASSETS

CURRENT ASSETS
Cash	$21,201	$9,913
Exploration advances	1,000	-
Prepaid expenses	100	1,100
TOTAL ASSETS	$22,301	$11,013

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party - former officer and director	$20,000	$30,000
Due to a non-related party	10,500	10,000
Convertible note and interest, net of discount	-	247,301
Accounts payable and accrued liabilities	22,748	14,096

TOTAL LIABILITIES	53,248	301,397

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized 800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 96,636,122 & 92,900,000 shares of common stock at May 31, 2012, and 2011, respectively	96,636	92,900
Additional paid-in capital	2,079,121	157,400
Deficit accumulated during the exploration stage	(2,206,704)	(540,684)
Total stockholders’ equity (deficit)	(30,947)	(290,384)
Total Liabilities and Stockholders’ Equity (Deficit)	$22,301	$11,013

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			results of
			operations from
	Twelve Months	Twelve Months	May 17, 2006
	ended	ended	(inception), to
	May 31, 2012	May 31, 2011	May 31, 2012

EXPENSES

Exploration mining property - China	$-	$-	$20,000
Exploration mining property - USA	341,330	303,807	645,137
Bank charges	758	753	2,422
Loss on currency exchange	504	(48)	1,233
Loss on conversion of debt	71,996	-	71,996
Imputed interest expense – promissory notes & advances	1,525	-	1,525
Interest expense - promissory notes & advances	869	1,000	3,513
Interest expense – convertible debenture	108,199	10,301	118,500
Contributed administrative support (note 4)	-	-	300
Consulting	9000	4,500	28,500
Office	18,060	8,457	38,765
Organizational costs	-	-	300
Professional fees	20,058	36,065	105,390
Corporate services	-	-	5,000
Investor relations	45,000	-	45,000
Public relations	11,390	4,729	16,910
Registration and filing fees	11,328	15,260	33,511
Management fees	1,014,000	18,500	1,040,477
Transfer Agent	7,680	3,229	16,884
Travel and meals	4,323	1,331	11,341

Total expenses	1,666,020	407,884	2,206,704

NET LOSS FOR THE PERIOD	$(1,666,020)	$(407,884)	$(2,206,704)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	96,057,278	91,639,726

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception May 17, 2006, to May 31, 2012

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 7 )		Paid-in	Receivable	Exploration
	Common Stock		Capital		Stage	Total
	No. of shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (notes 4 and 6)	50,000,000	$50,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)
Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000	-	5,000
March 23, 2007 common stock sold in private placement offering ($0.01/ share) (note 6)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)
Balance, May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Net loss for the year ended May 31, 2008	-	-	100	-	(22,061)	(21,961)
Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)
Balance, May 31, 2009	72,000,000	72,000	(44,700)	-	$(55,749)	$(28,449)

Common stock issued for cash at $0.001 per share – Mar 17, 2010(note 6)	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)
Balance May 31, 2010	90,400,000	90,400	28,900	-	$(132,800)	$(13,500)

Common stock issued at a deemed value of $0.001 per share – Nov 10, 2011 (note 6)	2,500,000	2,500	10,000	-	-	12,500
Intrinsic value of beneficial conversion feature of convertible debenture (Note 8)	-	-	118,500	-	-	118,500
Net loss for the year ended May 31, 2011	-	-	-	-	(407,884)	(407,884)
Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception May 17, 2006, to May 31, 2012

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 7)		Paid-in	Receivable	Exploration
	Common Stock		Capital		Stage	Total
	No. of shares	Amount
Common stock issued at a value of $0.50 per share – July 1, 2011 – consulting agreement (note 6)	2,000,000	$2,000	$998,000	-	-	$1,000,000
Common stock issued at a value of $0.50 per share – July 13, 2011– private placement (note 6)	400,000	400	199,600	-	-	200,000
Common stock issued at $0.067 per share – July 13, 2011 conversion of debenture (note 6)	875,000	875	349,125	-	-	350,000
Common stock issued at a value of $0.70 per share – Sept 12, 2011 – private placement (note 6)	400,000	400	279,600	-	-	280,000
Common stock issued at a value of $0.51 per share – Oct 3, 2011, due under Nevada option agreements (notes 5 & 6)	19,455	19	18,167	-	-	18,186
Common stock issued at a value of $0.09 per share – Mar 26, 2012, due under Nevada option agreements (notes 5 & 6)	41,667	42	3,708	-	-	3,750
Loss on conversion feature of convertible debenture (Note 6)	-	-	71,996	-	-	71,996
Imputed interest on non-interest bearing notes payable	-	-	1,525	-	-	1,525
Net loss for the year ended May 31, 2012	-	-	-	-	(1,666,020)	(1,666,020)
Balance May 31, 2012	96,636,122	$96,636	$2,079,121	-	$2,206,704	$(30,947)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP. (formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2012 AND 2011
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO MAY 31, 2012

					Cumulative
					results of
					operations from
					May 17, 2006
		Year ended		Year ended	(inception) to
		May 31, 2012		May 31, 2011	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(1,666,020)		$(407,884)	$(2,206,704)
Adjustments to reconcile net loss to net cash used in operating activities
- imputed interest expense		1,525		-	1,525
- contributed administrative support by an officer (note 4)		-		-	300
- issuance of shares under management/consulting agreements		1,000,000		12,500	1,012,500
- issuance of shares under option agreements		21,936		-	21,936
- accretion of interest on convertible notes		108,199		10,301	118,500
- loss on conversion of debenture		71,996		-	71,996
Changes in
- prepaid expenses		1,000		-	(100)
- exploration advances		(1,000)		-	(1,000)
- accounts payable and accrued liabilities		8,652		10,470	23,248

NET CASH USED IN OPERATING ACTIVITIES		(453,712)		(374,513)	(957,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		480,000		-	599,000
Loan from non-related party		5,000		-	5,000
Repayment of notes payable		-		-	61,091
Proceeds from issuance of notes payable (note 4)		-		20,000	-
Proceeds from convertible notes		-		355,500	355,000
Payments on related party notes payable		(20,000)		-	(41,091)

NET CASH PROVIDED BY FINANCING ACTIVITIES		465,000		375,500	979,000

NET CASH PROVIDED BY INVESTING ACTIVITIES		-		-	-

NET INCREASE (DECREASE) IN CASH		11,288		987	21,201

CASH, BEGINNING OF PERIOD		9,913		8,926	-

CASH, END OF PERIOD		$21,201		$9,913	$21,201
Significant non-cash transactions from inception on May 17, 2006, to May 31, 2012
Conversion of convertible debenture		$350,000	$		$350,000
Supplemental cash flow information: Cash paid for:
Interest	$			$868	$1,644
Income taxes		$-		$-	$-

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

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

In the accompanying financial statements, the Company incurred an accumulated deficit of $2,206,704 for the period from May 17, 2006 (inception), to May 31, 2012, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

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

Cash consists of cash on deposit with a government insured federally regulated bank and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits. For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at either May 31, 2012, or May 31, 2011.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and loans from related parties. At May 31, 2012, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Basic net loss per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At May 31, 2012, and May 31, 2011, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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
May 31, 2012

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,206,704 as of May 31, 2012, that will be offset against future taxable income; these operating loss carry forwards expire in various years through 2032. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

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

It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It further requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the Topic includes a wide range of share- based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at May 31, 2012, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

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

The Company is considered an exploration-stage company, having limited operating revenues during the period presented in compliance with ASC Topic “Accounting and Reporting of Development Stage Companies” which requires those companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things, Management has defined inception as May 17, 2006. Since inception, the company has incurred a net loss of $2,206,704. Much of this is related to professional fees and the first phase of exploration on our optioned mining properties. Management has provided financial data since May 17, 2006 (inception), in the financial statements.

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
May 31, 2012

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (Continued)

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will become effective for the Company on January 1, 2012. The Company does not expect the impact of its adoption to be material to its financial statements.

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

On April 16, 2011, a director of the Company, through a wholly owned corporation, loaned the Company $30,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on April 30, 2012. Accrued interest payable on the note was $1,995 at May 31, 2012.

On December 1, 2010, the Company entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to provide the Company with various consulting services. As compensation, the Company has agreed to pay Mr. Welke US $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and has issued 2,500,000 shares of the Company’s common stock which, for accounting purposes, has been valued at $12,500 which is based on the last issue price of our common stock of $0.005 per share.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

On July 1, 2011, the Company entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer, Chief Financial Officer and a director, for a term of 36 months, whereby Mr. Gonzalez agreed to provide the Company with various financial consulting services. As compensation, the Company agreed to pay him US $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and issued 2,000,000 shares of the Company’s common stock which, for accounting purposes, was valued at $1,000,000 which is based on the last price at which our common stock traded at the close of business on July 1, 2011 – $0.50 per share.

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
  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC Gold has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; and
  A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12½ months to September 9, 2012 as amended on August 10, 2011.

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

Upon payment of the $300,000 to TAC (paid as to $200,000 on September 14, 2011 and $100,000 on November 24, 2011), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described below.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

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

Technically we are in default of the option agreement for not having issued shares to TAC and for not having paid the $105,500 property expenditure. However, TAC has not yet completed their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their share issuance by the end of the first full week of September at which time we intend to make our payment to TAC. Further, we are still awaiting a cash call and a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in September, 2011 and will make whatever expenditures are required at that time. In the event that we elected to terminate the option agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

GOLDFIELD – ALL AMERICAN 35% INTEREST

All American must pay to TAC Gold $200,000 on date of execution and $100,000 by November 21, 2011 (fully paid)

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure
September 14, 2010	$200,000 (paid)	Nil	Nil
November 21, 2010	$100,000 (paid)	Nil	Nil
January 20, 2011	$7,000 (paid) *	9,651	$70,000 (paid)
January 20, 2012	$10,500 (paid)	41,677	$70,000 (paid)
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000
TOTALS	$398,000		$770,000

*	included as a credit as part of the cost of the acquisition of the option agreement and paid by TAC Gold

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

DESERT PACIFIC – ESSEX BELL FLATS PROPERTIES

On April 13, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Essex’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Essex” mineral property located in White Pine County, Nevada, which allowed us to exclusively investigate the mineral property until May 12, 2012, and whereby the Corporation had an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to May 12, 2012. In consideration of signing the Letter of Intent, we have paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI. review historical records on the Essex property, discuss their implications with Desert Pacific and our engineers so as to determine if we wish to enter into a mining option agreement with Desert Pacific to explore the project.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

The Essex Project is comprised of 18 unpatented mining claims covering a total of 360 acres within the Nevada mining district, White Pine County, Nevada and is located approximately 10 miles southeast of Ely, Nevada. This project represents an advanced stage exploration property with no defined resource. However, drilling on roughly 400 feet centers with significant underground workings have identified a mineralized zone approximately 4,500 feet in length and open in both directions. The project area encompasses a northwesterly trending structural zone which can be followed along strike for over 2,500 meters. The structure cuts Devonian Guillemette limestone, Devonian/Mississippian Pilot shale, Mississippian Joana limestone, and Mississippian Chainman shale which are the host rocks in the “Alligator Ridge” district. Workings and drill holes have encountered gold and silver within a jasperoid developed along Joana-Chainman contact zone where it plunges to the west. The mineralization has been followed to depths of 700 feet in historic workings.

Historic work in the area was initiated as early as 1869 when a minor amount of silver was produced. Production started again in the early 1900’s when manganese ore was shipped.

Recent exploration includes 2 holes by Newmont in 1978, 7 holes by Homestake in 1980, and 26 holes by Echo Bay from 1988 to 1989. This work defines a corridor of gold and silver mineralization trending northwesterly for over 2,500 meters. The zone is lost under alluvial cover to the southeast and northwest, but appears to continue based on CSMT surveys conducted by Cominco in 1996.

Desert Pacific believes the property shares similarities with Alligator Ridge and has gold mining potential. Targets within the Pilot Shale, the main host for Alligator Ridge ore deposits, remain untested.

On May 7, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Bell Flats’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Bell Flats” mineral property located in Churchill County, Nevada, which allowed us to exclusively investigate the mineral property for a forty-five (45) day period until June 22, 2012, and whereby the Corporation has an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to June 22, 2012. In consideration of signing the Letter of Intent, we paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI.

The Bell Flats Project is comprised of 14 unpatented mining claims covering a total of 280 acres within the Nevada mining district, Churchill County, Nevada and is located approximately 5 miles north of Gabbs, Nevada and 25 miles north of the Paradise Peak mine. This project represents an advanced stage exploration property with no defined resource. Extensive soil and rock sampling, geophysical surveys and drilling have identified several alteration zones along a corridor approximately 3,500 meters in length. Gold and silver occur developed along the contact of jasperoid and argillized Tertiary volcanic rock intermittently along the corridor. The mineralization has been encountered from surface to depths of 160 meters in drilling. Gold values exceed 5.1 g/t in trenching while silver values reach 200 g/t from historic drilling. The mineralized zone is open in all directions. A “Santa Fe type” model is indicated for the project based on the geology and alteration.

The project area encompasses a northwesterly trending structural zone. The structure cuts Tertiary felsic volcanic rocks and Triassic sediments which are the host rocks at the nearby Santa Fe gold-silver deposits. Alteration as jasperoid follows the contact of the Triassic limestone and Tertiary volcanic rocks. Shallow pits, trenches and drill holes have encountered gold and silver within argillized shale and jasperoid developed along this contact and within a clay altered felsic volcanic. Altered rocks are capped by post-mineral basalt and wind-blown sand.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

Historic work in the area was initiated in the early 1900’s when prospectors discovered copper oxides within an exposed granitic sill on the south end of the property. There is no reported production from the property.

Recent exploration includes several holes by Dome exploration in 1985 and 9 holes by Hemlo Gold in 1993. Hemlo also conducted an IP survey resulting in 9 lines on the north half of the property. Homeland Precious Metals collected over 300 auger soil samples in 2005. The various exploration programs define a corridor of gold and silver mineralization trending northwesterly for over3,500 meters under alluvial cover to the northwest.

We then set about having our engineers review the historical records on the Essex and Bell Flats properties and to discuss the implications with Desert Pacific and our Board of Directors. After reviewing all of the available data our engineers advised that there was insufficient merit to the projects and that All American was advised to not enter into a mining option agreement with Desert Pacific to explore the project. As a result, All American has no further obligations under the Letters of Intent on either project.

IOWA CANYON – ALL AMERICAN 15% INTEREST

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

GAO FENG GOLD PROPERTY – JIANGXI PROVINCE, CHINA

In April, 2007 the Company entered into an Option to Purchase and Royalty Agreement, as amended May 15, 2011, to acquire a 25% interest in a mining property with no known reserves, in Jiangxi Province, China. On January 31, 2011, the agreement was terminated as a result of insufficient results being obtained from the first phase of exploration and the high costs of a projected second phase as reported and recommended in a geological engineering report dated January 18, 2011. No further payments, consideration or share issuances are required as a result of the termination of the agreement.

NOTE 6 – CAPITAL STOCK

a)	Common Stock

In 2006 the Company issued 50,000,000 of its common stock at a price of $0.001 per share for proceeds of $5,000. The offering was made pursuant to section 4(2) of the Securities Act.

In 2007, the Company offered for sale 30,000,000 shares of its common stock at a price of $0.01 per share and sold 22,000,000 shares for net proceeds of $22,000 pursuant to Rule 903 of Reg. S of the Act.

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
May 31, 2012

NOTE 6 – CAPITAL STOCK (continued)

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

On March 26, 2012, we issued 41,667 shares of our common stock to satisfy the annualized obligations of the option agreements on the Goldfield West property to TAC Gold to reimburse them for the equivalent dollar value ($3,750) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a price of $0.09 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance in accordance with the terms of the agreement. We issued the shares in an offshore transaction relying on Regulation S and Section 4(2) of the Securities Act of 1933.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

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

The Company recognizes accrued interest and penalties related to potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of ASC 740-10. No penalties were recognized during fiscal 2012 or fiscal 2011.

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,206,704 as of May 31, 2012, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

	May 31
	2012	2011
Net Operating Loss	$2,206,704	$540,684
Statutory Rate	$34%	$34%
Income tax recovery at statutory rate	$750,279	$183,833
Less valuation allowance	(750,279)	(183,833)
Net deferred income tax asset	---	---

NOTE 8 – SUBSEQUENT EVENTS

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

There were no changes in our independent accountants for the years ended May 30, 2012, and 2011.

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

As of May 31, 2012, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of May 31, 2012, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses. management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Brent Welke	Chief Executive Officer Chief Operating Officer Director	65	December 1, 2010
Dr. Gaspar R Gonzalez, Jr.	Chief Financial Officer Director	58	July 1, 2011

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Welke, and our Treasurer, Mr. Gonzalez, each spent approximately 10% of his time (approximately 6 hours per week) on the affairs of All American. For the coming year, it is anticipated that their time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brent Welke – President, Secretary, Treasurer, Chief Executive Officer and Director – From August, 2002 to present, Mr. Welke has been an attorney practicing various areas of law such as estates, class actions, consumer protection and bankruptcy, and post conviction criminal litigation. From April 2007 to August 2008, he was the chief executive officer of Agnova Corporation, a high tech soil supplement Corporation. From 1982 to 1990, he was chief landman for the North American Coal Corporation whereby he was responsible for all corporate leases and acquisition of surface tracts in various states and supervised a complete corporate real estate restructuring. As a chief executive officer, Mr. Welke’s responsibilities included overseeing the Corporation’s day-to-day activities.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

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

Web Site

All American maintains a Web site at “allamericangoldcorp.com” and has an email address at “info@allamericangoldcorp.com”.

Item 11.Executive Compensation

(a) General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2012, and 2011; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2012, and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

Name and Principal Position	Fiscal Year Ended May 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compen- sation
Brent Welke President & Director	2012	$12,000	$0	$0	Nil	$0	$12,000
Gaspar R. Gonzalez Treas. & Dir.	2012	6,000	$0	$1,000,000	$0	$0	$1,006,000
Brent Welke President & Director	2011	$12,000	$0	$12,500	Nil	$0	$18,500
Brent Welke President & Director	2010 (part)	$1,000	$0	$0	$0	$0	$1,000
James Yiu Yeung Lung Pres. & Dir.	2010 (part)	$3,225	$0	$0	Nil	$0	$0

On December 1, 2010, the Corporation entered into a management agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the affairs of the Corporation. As compensation, we agreed to pay Mr. Welke $1,000 per month, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. $12,000 in management fee costs were incurred in the current year under his management agreement.

O July 1, 2012, the Corporation entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer and a director, for a term of 36 months, whereby Dr. Gonzalez has agreed to manage the financial affairs of the Corporation. As compensation, we agreed to pay Dr. Gonzalez $1,000 per month, pursuant to the terms of the consulting agreement and have issued 2,000,000 shares of the Corporation’s common stock valued at the last traded price of $0.50 per share.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Title of Class	Name and Address of Beneficial Owner [1] [2] [4]	Amount & Nature of Beneficial Ownership [3]	Percentage of Class
Common stock	Brent Welke	2,428,639	2.6%

	700 North High School Road, Suite 203, Indianapolis, IN 46214
Common stock	James Yiu Yeung Lung Suite 905, 9 Floor, 338 Kings Road, North Point, Hong Kong	25,000,000 Beneficial Owner	25.9%
Common stock	Ma Cheng Ji Ste. –06 - No. 1277 Ding Xi Road Shanghai, China 200050	25,000,000 Beneficial Owner	25.9%
Common stock	Gaspar R. Gonzalez 514 Enfield Road Delray Beach, FL 33440	2,000,000 Beneficial Owner	2.2%

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

[3]	For Messrs. Welke, Gonzalez, Yiu and Ma, as of May 31, 2012, and the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report. as of which there were 96,636,122 shares of our common stock issued and outstanding.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with All American. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

Title of Class	Name and Address of Beneficial Owner [1] [3]	Amount & Nature of Beneficial Ownership [2]	Percentage of Class
Common stock	Brent Welke 700 North High School Road, Suite 203, Indianapolis, IN 46214 Director and officer since Dec. 1, 2012	2,428,639	2.6
Common stock	Gaspar R. Gonzalez 514 Enfield Road Delray Beach, FL 33440 Director and officer since July 1, 2011	2,000,000 Beneficial Owner	2.2%

[1]	As of May 31, 2012, and the date of this report.
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

The directors, officers and other members of management of All American, as a group, beneficially own, directly or indirectly, 4,500,000 of our common shares, representing 4.7% of the total issued and outstanding securities of All American as of May 31, 2012, and the date of this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction or proposed transaction since the year ended May 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14.Principal Accounting Fees and Services

The aggregate fees billed for the current fiscal year ended May 31, 2012, and for fiscal year ended May 31, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2012	May 31, 2011
Audit Fees	$4,000	$4,000
Audit Related Fees	$5,100	$6,550
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,100	$10,550

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $9,100 as compared to $10,550 for the similar period of the preceding fiscal year and for the period from inception on May 17, 2006, to May 31, 2012, the amount was approximately $41,200.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2011, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 (nil) and $0 (nil) for the similar period last year and for the period from inception on May 17, 2006, to May 31, 2012, the amount was approximately $0 (nil).

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2012, and 2011 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on May 17, 2006, to May 31, 2012, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2012 and 2011 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on May 17, 2006, to May 31, 2012, the amount was $0 (nil).

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this report;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Report on Form S-1 filed on September 5, 2008)
3.2	Bylaws (incorporated by reference from our Report on Form S-1 filed on September 05, 2008)

(10)	Material Contracts
10.1	Code of Business Conduct & Ethics and Compliance Program (incorporated by reference from our Report on Form S-1 filed on September 05, 2008)
10.2

Property Agreement dated August 23, 2010, between All American Gold Corp. and TAC Inc. pertaining to the acquisition of a 70% interest in the Belleville mining property in Mineral County, Nevada (incorporated by reference from our Form 8K Report filed on August 26, 2010)

10.3

Property Agreement dated August 23, 2010, between All American Gold Corp. and TAC Inc. pertaining to the acquisition of a 35% interest in the Goldfield West mining property in Esmeralda County, Nevada (incorporated by reference from our Form 8K Report filed on August 26, 2010)

10.4

Letter Agreement dated August 23, 2010, between All American Gold Corp. and TAC Inc. relating to the acquisition of a first right of refusal to acquire an interest in the Iowa Canyon mining property in Lander County, Nevada (incorporated by reference from our Form 8K Report filed on August 26, 2010)

10.5	Consulting Agreement between All American Gold Corp. and Brent Welke dated December 1, 2010 (incorporated by reference to our Form 8K filing of December 14, 2010)
10.6	Consulting Agreement between All American Gold Corp. and Dr. Gaspar R. Gonzalez Jr. dated July 1, 2011 (incorporated by reference to our Form 8K filing of July 1, 2011)
10.7

Letter of Intent between All American Gold Corp. and Desert Pacific Exploration, Inc. dated April 13, 2012 regarding All American’s exclusive ability to investigate the Essex mineral property until May 12, 2012 (incorporated by reference to our Form 8K filing of April 23 2012)

10.8

Letter of Intent between All American Gold Corp. and Desert Pacific Exploration, Inc. dated May 7, 2012 regarding All American’s exclusive ability to investigate the Bell Flats mineral property until June 22, 2012 (incorporated by reference to our Form 8K filing of April 23 2012)

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

Date: August 22, 2012

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

Date: August 22, 2012