Form 10-Q
period 2012-08-31
All American Gold Corp.
filed 2012-10-12
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

 For the quarterly period ended AUGUST 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 000-54008

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

514 Enfield Road, Delray Beach, FL 33440-2840	46214
(Address of principal executive offices)	(Zip Code)

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
96,636,122 shares of Common Stock as of the date of this report.

The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $421,361 predicated on 42,136,122 shares and based on the last reported sales price on the OTC Bulletin Board on that date (symbol “AAGC”). We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes [   ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the first quarter ended August 31, 2012

BALANCE SHEETS AS OF AUGUST 31, 2012 (UNAUDITED), AND MAY 31, 2012.

STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 2012 (UNAUDITED), AND AUGUST 31, 2011 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2012 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2012 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 (UNAUDITED), AND AUGUST 31, 2011 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2012 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
AS OF AUGUST 31, 2012 (UNAUDITED), AND MAY 31, 2012

	August 31, 2012
	(Unaudited)	May 31, 2012

ASSETS

CURRENT ASSETS
Cash	$4,970	$21,201
Prepaid expenses	-	100
Exploration advances	1,000	1,000
TOTAL ASSETS	$5,970	$22,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party – former officer & director	$20,000	$20,000
Due to a non related party	10,500	10,500
Accounts payable and accrued liabilities	21,978	22,748

TOTAL LIABILITIES	52,478	53,248

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 96,636,122 and 92,900,000 shares of common stock respectively	96,636	96,636
Additional paid-in capital	2,079,497	2,079,121
Deficit accumulated during the exploration stage	(2,222,641)	(2,206,704)
Total stockholders’ equity (deficit)	(46,508)	(30,947)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,970	$22,301

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012, AND AUGUST 31, 2011,
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2012
(Unaudited)

			May 17, 2006
	Three Months	Three Months	(inception) to
	Ended August	Ended August	August 31,
	31, 2012	31, 2011	2012

REVENUE	$-	$-	$-

Total revenue	-	-	-

EXPENSES

Exploration mining property – China	-	-	20,000
Exploration mining property –USA	-	32,632	645,137
Bank charges	6	239	2,430
Loss (gain) on currency exchange	-	504	1,233
Loss on conversion of debenture	-	-	71,996
Interest expense – promissory note	(252)	252	3,261
Imputed interest expense –notes & advances	376	-	1,901
Interest expense – convertible debenture	-	2,542	118,500
Contributed administrative support	-	-	300
Consulting	3,000	-	31,500
Office	2,607	3,027	41,372
Organizational costs	-	-	300
Professional fees	3,255	6,057	108,645
Corporate services	-	-	5,000
Public relations	1,431	7,500	18,341
Investor relations	-	15,000	45,000
Registration and filing fees	2,071	4,352	35,582
Management fees	3,000	1,005,000	1,043,477
Transfer agent fees	300	4,025	17,184
Travel and meals	142	-	11,483

Total expenses	15,936	1,081,130	2,222,641

NET LOSS FOR THE PERIOD	$(15,937)	$(1,081,130)	$(2,222,641)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	96,636,122	94,456,250

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2012 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 6)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	50,000,000	$50,000	$-	$-	$-	$50,000
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000		5,000
March 23, 2007, common stock – private placement ($0.01/ share) (note 6)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended May 31, 2009	-	-	-	-	(22,061)	(21,961)

Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	72,000,000	72,000	(44,700)	-	(55,749)	(28,449)

Common stock subscribed for cash at $0.05 per share under S-1 registration	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2011	-	-	-	-	(77,051)	(77,051)

Balance May 31, 2011	90,400,000	90,400	28,900	-	(132,800)	(13,500)

Common stock issued at a deemed value of $0.001 per share – Nov 10, 2011 (note 6)	2,500,000	2,500	10,000	-	-	12,500
Intrinsic value of beneficial conversion feature of convertible debenture (Note 8)	-	-	118,500	-	-	118,500
Net loss for the year ended May 31, 2012	-	-	-	-	(407,884)	(407,884)

Balance May 31, 2012	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO AUGUST 31, 2012 (UNAUDITED)
(continued)

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 6)		Paid-in	Receivable	Exploration
	Common Stock		Capital		Stage	Total
	No. of shares	Amount
Common stock issued at a value of $0.50 per share – July 1, 2011 – consulting agreement (note 6)	2,000,000	$2,000	$998,000	-	-	$1,000,000
Common stock issued at a value of $0.50 per share – July 13, 2011– private placement (note 6)	400,000	400	199,600	-	-	200,000
Common stock issued at $0.067 per share – July 13, 2011 conversion of debenture (note 6)	875,000	875	349,125	-	-	350,000
Common stock issued at a value of $0.70 per share – Sept 12, 2011 – private placement (note 6)	400,000	400	279,600	-	-	280,000
Common stock issued at a value of $0.51 per share – Oct 3, 2011, due under Nevada option agreements (note 5 & 6)	19,455	19	18,167	-	-	18,186
Common stock issued at a value of $0.09 per share – Mar 26, 2012, due under Nevada option agreements (note 5 & 6)	41,667	42	3,708	-	-	3,750
Loss on conversion feature of convertible debenture (note 6)	-	-	71,996	-	-	71,996
Imputed interest on non-interest bearing notes payable	-	-	1,525	-	-	1,525
Net loss for the year ended May 31, 2012	-	-	-	-	(1,666,020)	(1,666,020)

Balance May 31, 2012	96,636,122	$96,636	$2,079,121	-	$(2,206,704)	$(30,947)

Imputed interest on non-interest bearing notes payable	-	-	376	-	-	376
Net loss for the quarter ended August 31, 2012	-	-	-	-	(15,937)	(15,937)

Balance, August 31, 2012	96,636,122	$96,636	$2,079,497	-	$(2,222,641)	$(46,508)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012, AND AUGUST 31, 2011,
AND FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2012
(Unaudited)

			Cumulative results of
	Three Months	Three Months	operations May 17,
	Ended	Ended	2006 (inception) to
	August 31, 2012	August 31, 2011	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,937)	$(1,081,130)	$(2,222,641)
Adjustments to reconcile net loss to net cash used in operating activities
- imputed interest expense	376	-	1,901
- contributed administrative expense	-	-	300
- issuance of shares under consulting agreement	-	1,000,000	1,012,500
- issuance of shares under option agreements	-	-	21,936
- accretion of interest on convertible notes	-	2,542	118,500
- loss on conversion of debenture	-	-	71,996
Changes in:
- prepaid expenses	100	(4,475)	(1,000)
- due to related parties	-	-	-
- accounts payable and accrued liabilities	(770)	(9,718)	22,478

NET CASH USED IN OPERATING ACTIVITIES	(16,231)	(92,781)	(974,030)
596990
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	200,000	599,000
Loan from non-related party	-	5,000	10,000
Repayment of notes payable	-	-	(41,091)
Proceeds from issuance of promissory note payable	-	-	61,091
Proceeds from convertible notes	-	-	350,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	205,000	979,000

NET INCREASE (DECREASE) IN CASH	(16,231)	112,219	4,970

CASH, BEGINNING OF PERIOD	21,201	9,913	-

CASH, END OF PERIOD	$4,970	$122,132	$4,970

Supplemental cash flow information: cash paid for

Interest on promissory and convertible notes	$-	$252	$2,896
Non-cash investing and financing activities
Common stock issued to convert notes payable	-	350,000	350,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2012

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

NOTE 2 - GOING CONCERN

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

In the accompanying financial statements, the Company incurred an accumulated deficit of $2,222,641 for the period from May 17, 2006 (inception), to August 31, 2012, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2006, the Company issued a total of 50,000,000 shares of its restricted common stock to two directors (25,000,000 to each) for $5,000 ($.0001/share).

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2012

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

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

On April 16, 2011, a director of the Company, through a wholly owned corporation, loaned the Company $30,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on April 30, 2012. Accrued interest payable on the note was $2,247 at May 31, 2012.

On December 1, 2010, the Company entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke agreed to provide the Company with various consulting services. As compensation, the Company agreed to pay Mr. Welke US $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and has issued 2,500,000 shares of the Company’s common stock which, for accounting purposes, has been valued at $12,500 which is based on the last issue price of our common stock of $0.005 per share. On August 30, 2012, he resigned as an officer and director of the Company; the agreement was thereby terminated on that date.

On July 1, 2011, the Company entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer, Chief Financial Officer and a director, for a term of 36 months, whereby Mr. Gonzalez agreed to provide the Company with various financial consulting services. As compensation, the Company agreed to pay him US $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and issued 2,000,000 shares of the Company’s common stock which, for accounting purposes, was valued at $1,000,000 which is based on the last price at which our common stock traded at the close of business on July 1, 2011 – $0.50 per share. On August 30, 2012, with the resignation of Brent Welke as an officer and director of the Company, Mr. Gonzalez assumed the position of President, Secretary and Chief Executive Officer.

NOTE 4 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

Recently Issued Accounting Standards - none

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2012

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
  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property. Subsequent to the end of the current quarter the option was terminated by mutual agreement between TAC and the Company as the result of poor exploration results achieved to date; and
  A right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months; In September, 2011, we converted that right to an option to acquire a 15% interest in the property and then terminated the agreement on January 18, 2012 in order to focus on the Goldfield and Belleville prospects. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property.

Pursuant to the terms of the above noted option agreements, in order to earn the 70% interest in the Belleville property we have assumed our 70% portion of the obligations of TAC Gold under their option agreements with Minquest which consist of:

  Making payments in the aggregate amount of $170,000 in payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement; and
  Incurring exploration expenditures in the aggregate amount of $1,320,000 in annual amounts ranging from $120,000 to $400,000, to the seventh anniversary of the underlying agreement.

In addition, TAC Gold is required to make certain share issuances to Minquest under the terms of their option agreements (700,000 shares in regards to the Belleville property, periodically over the terms of the agreements). We are obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due. The common shares of TAC Gold are listed for trading on the Canadian National Stock Exchange.

The schedule of payments, stock issuances & required property expenditures under the Belleville agreements is:

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
August 31, 2012

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

As of the date of this periodic report, we are in full compliance with the terms of the option agreement on the Belleville property and are current in all payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

DESERT PACIFIC – ESSEX AND BELL FLATS PROPERTIES

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

In consideration of signing the Letter of Intent, we have paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI. review historical records on the Essex property, discuss their implications with Desert Pacific and our engineers so as to determine if we wish to enter into a mining option agreement with Desert Pacific to explore the project. In early June, 2012 the decision was made not to pursue the project.

On May 7, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Bell Flats’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Bell Flats” mineral property located in Churchill County, Nevada, which allowed us to exclusively investigate the mineral property for a forty-five (45) day period until June 22, 2012, and whereby the Corporation has an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to June 22, 2012. In consideration of signing the Letter of Intent, we paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI. On June 22, 2012, the decision was made not to pursue the project.

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
August 31, 2012

NOTE 6 – CAPITAL STOCK (continued)

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

NOTE 7 – INCOME TAXES

As of August 31, 2012, the Company had net operating loss carry forwards of approximately $2,222,641 that may be available to reduce future years’ taxable income and will expire beginning in 2032. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
August 31, 2012

NOTE 8 – SUBSEQUENT EVENTS

Departure of Certain Officers and Directors – On August 30, 2012, the Board of Directors received the resignation of Brent Welke as a director and officer of the Corporation. Mr. Welke’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise but rather as a result of personal and business reasons. As of the date of this periodic report, our Board of Directors is comprised of Mr. Gaspar R. Gonzalez.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2012, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K AS FILED WITH THE SEC ON AUGUST 22, 2012

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2012 we changed our name to All American Gold Corp. and effected a 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 514 Enfield Road, Delray Beach, FL 33440-2840. Our telephone number is (888) 755-9766 and e-mail addressis info@allamericangoldcorp.com.

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

Mining Projects Under Option

Mineral Property Interests – State of Nevada – U.S.A. (with TAC Gold and Minquest)

On August 23, 2011, we entered into two agreements with TAC Gold Inc. (“TAC”), a Canadian reporting issuer which trades on the Canadian National Stock Exchange (CNSX) , in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

  An option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty);
  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property. Subsequent to the end of the current quarter we and TAC mutually agreed to terminate the option based on unsatisfactory results to date; and

Belleville Property - Mineral County, Nevada

Pursuant to the terms of the option agreement, we assumed 70% of the obligations of TAC under their agreement with Minquest which consists of All American:

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Belleville agreement is as follows

All American’s Portion
Anniversary Date	Payment	Share Issuance	Property Expenditure

August 4, 2011	Paid by TAC	Nil	Paid by TAC
August 4, 2012	$20,000 (Paid)	9,804	$120,000 (Paid)
August 4, 2012	$30,000	TBD	$150,000
August 4, 2013	$30,000	TBD	$200,000
August 4, 2014	$40,000	TBD	$200,000
August 4, 2015	$50,000	TBD	$250,000
August 4, 2016	$0	TBD	$400,000
TOTALS	$170,000		$1,320,000

Technically, as of the date of this report, we are in default of the agreement for not having issued shares to TAC and for not having paid the $150,000 property expenditure and the property payment. However, TAC has not yet submitted the appropriate documentation for their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. We have been informed that TAC will complete their submission by the end of October at which time we intend to make our payment to TAC. Further, we are still awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in November, 2012 and will make whatever expenditures are required at that time. In the event that we elect to terminate the agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new agreement between Minquest and All American or terminate the agreement and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

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

We plan on reviewing the results of the past drilling and exploration programs but have so far identified an additional three potential drilling targets which will be located in the set of gold bearing zones described above. The second drill target is a geophysical anomaly indicating the apparent extension of the mineralized shears under pediment. The third target occurs at the intersection of the mineralized structures with a major lithologic contact. After geologic mapping and geochemical sampling was completed, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long. We plan on testing the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites late in the fall of 2012. A total of 1,500 to 2,000 feet of drilling is planned.

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

Upon payment of the $300,000 to TAC Gold Inc. (paid as to $200,000 on September 14, 2011, and $100,000 on November 24, 2011, payment of which included a ‘credit’ for the annualized payment due at January 20, 2012), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described in the table below.

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

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Goldfields West agreement is as follows:

All American’s Portion	35% of TAC		35%
Anniversary Date	Payment	Share Issuance	Property Expenditure

September 14, 2011	$200,000 (paid)	Nil	Nil
November 21, 2011	$100,000 (paid)	Nil	Nil
January 20, 2012	$7,000 (paid) *	9,651	$70,000 (paid)
January 20, 2012	$10,500	TBD	$70,000
January 20, 2013	$10,500	TBD	$87,500
January 20, 2014	$14,000	TBD	$105,000
January 20, 2015	$14,000	TBD	$122,500
January 20, 2016	$17,500	TBD	$140,000
January 20, 2017	$24,500	TBD	$175,000

TOTALS	$398,000		$770,000

* included as part of the cost of the acquisition of the option agreement and paid by TAC Gold

As of September 7, 2012, by mutual agreement with TAC, the option agreement was terminated as a result of unsuccessful exploration results to date. As a result, we are under no obligation to make further payment or share issues to Tac or Minquest.

DESERT PACIFIC – ESSEX AND BELL FLATS PROPERTIES

On April 13, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Essex’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Essex” mineral property located in White Pine County, Nevada, which allowed us to exclusively investigate the mineral property until May 12, 2012, and whereby the Corporation had an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to May 12, 2012. In consideration we have paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI. In early June, 2012 the decision was made not to pursue the project.

On May 7, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Bell Flats’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Bell Flats” mineral property located in Churchill County, Nevada, which allowed us to exclusively investigate the mineral property for a forty-five (45) day period until June 22, 2012, and whereby the Corporation has an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to June 22, 2012. In consideration of signing the Letter of Intent, we paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI. On June 22, 2012, the decision was made not to pursue the project.

Our Proposed Exploration Program – Plan of Operation

Belleville Property - Mineral County, Nevada – Drilling Plan

We are awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in November, 2012 and will make whatever expenditures are required at that time. After geologic mapping and geochemical sampling was completed, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long.

All American plans to test the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites late in the Fall of 2012. A total of 1,500 to 2,000 feet of drilling is planned.

We do not claim to have any ores or reserves whatsoever at this time on our optioned properties.

Employees

Initially, we intend to use the services of subcontractors on an as needed basis for exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Gaspar R. Gonzalez, our senior officer and director.

At present, we have no employees, other than Mr. Gonzalez.

On December 1, 2011, we entered into a consulting agreement with Brent Welke, our former senior officer and a director, for a term of 36 months, whereby Mr. Welke agreed to provide the Corporation with various consulting services as president, secretary and chief executive officer, and act as a director of the Corporation. As compensation, the Corporation agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,500,000 shares of the Corporation’s common stock which were issued on November 30, 2011. On August 30, 2012, Mr. Welke resigned as an officer and director of the Company; the agreement was thereby terminated on that date.

On July 1, 2012, we entered into a Consulting Services Agreement with Dr. Gaspar R. Gonzalez, our Treasurer and a director, whereby Mr. Gonzalez has agreed to provide the Corporation with certain financial management services as treasurer and chief financial officer, and act as a director of the Corporation. As compensation, the Corporation has agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,000,000 shares of the Corporation’s common stock which were issued on July 1, 2012. On August 30, 2012, with the resignation of Brent Welke as an officer and director of the Company, Mr. Gonzalez assumed the position of President, Secretary and Chief Executive Officer.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Offices

Our offices are located at 514 Enfield Road, Delray Beach, FL 33440-2840. Currently, these facilities are provided to us by Mr. Gaspar Gonzalez, without charge, but such arrangement may be cancelled at anytime without notice. Direct expenses incurred such as telephone and secretarial services are charged at cost.

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

Results of Operations

All American was incorporated as Osprey Ventures, Inc. on May 17, 2006, and changed its name to All American Gold Corp. on October 15, 2011; comparative periods for the quarters ended August 31, 2012, and August 31, 2011, and from May 17, 2006 (inception), through August 31, 2012, are presented in the following discussion.

Since inception, we have used our common stock, advances from related and non-related parties, and private placements of our securities or convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to August 31, 2012, was $979,000 as a result of proceeds received from sales of our common stock ($599,000), an advance from a director ($20,000 excluding interest payable), a non-interest bearing short term loan ($10,000) and a convertible debenture ($350,000) which was converted to common shares of our capital.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended August 31, 2012, and August 31, 2011, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the three-month periods ended August 31, 2012, and 2011 was $0 (nil). For the period from inception on May 17, 2006, through to and including August 31, 2012, the amount was $599,000 provided by the sale of common stock in 2006, 2009 and 2012. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES

			May 17, 2006
	Three Months	Three Months	(inception) to
	Ended August	Ended August	August 31,
	31, 2012	31, 2011	2012

REVENUE	$-	$-	$-

Total revenue	-	-	-

EXPENSES

Exploration mining property – China	-	-	20,000
Exploration mining property –USA	-	32,632	645,137
Bank charges	6	239	2,430
Loss (gain) on currency exchange	-	504	1,233
Loss on conversion of debenture	-	-	71,996
Interest expense – promissory note	(252)	252	3,261
Imputed interest expense –notes & advances	376	-	1,901
Interest expense – convertible debenture	-	2,542	118,500

Contributed administrative support	-	-	300
Consulting	3,000	-	31,500
Office	2,607	3,027	41,372
Organizational costs	-	-	300
Professional fees	3,255	6,057	108,645
Corporate services	-	-	5,000
Public relations	1,431	7,500	18,341
Investor relations	-	15,000	45,000
Registration and filing fees	2,071	4,352	35,582
Management fees	3,000	1,005,000	1,043,477
Transfer agent fees	300	4,025	17,184
Travel and meals	142	-	11,483

Total expenses	15,936	1,081,130	2,222,964

SUMMARY – Total expenses were $15,936 in the quarter ended August 31, 2012, and $1,081,130 for the similar period in 2011. A total of $2,222,964 in expenses has been incurred since inception on May 17, 2006, through August 31, 2012. These costs have and will vary from quarter to quarter based on the level of general corporate activity, acquisitions, exploration operations and capital raising and decreased significantly in the three month period under discussion as a result of our having accounted for the issuance of 2,000,000 common shares to a director and officer under a consulting agreement at a cost of $1,000,000 last year without incurring similar issues this year. Costs can be further subdivided into:

EXPLORATION AND ACQUISITION EXPENSES – MINING PROPERTIES – U.S.A.: $0 (nil) was paid in the current period as part of the exploration expenses of our optioned properties in the Nevada while $32,632 was expended in the similar quarter ended August 31, 2011. For the period May 17, 2006 (inception) through August 31, 2012, All American has incurred $645,137 in total on expenses in the acquisition of the option on the Goldfields West, Belleville and Iowa Canyon properties as well as the Letters of Intent on the Essex and Bell Flats projects.

RESOURCE PROPERTY EXPLORATION EXPENSES - CHINA: All American did not incur any costs in regards to the Gao Feng property in China during the current quarter or for the similar period in 2011. For the period May 17, 2006 (inception) through August 31, 2012, All American has incurred $20,000 in total on expenses in the exploration and holding of the property. The option on this project has been terminated and no further expenses will be incurred.

BANK CHARGES: All American incurred $6 in bank or related fees for the quarter ended on August 31, 2012, and $239 for the similar period in 2011. From inception on May 17, 2006, we have incurred a total of $2,428 in bank charges. This cost category should generally have little variance between quarters.

LOSS ON CURRENCY EXCHANGE: All American did not incur and gains or losses in currency exchange in the quarter ended on August 31, 2012, but did incur $504 in losses for the similar quarter in 2011. From inception on May 17, 2006, to August 31, 2012, we have incurred a total of $1,233 in losses on currency exchange.

INTEREST EXPENSE – CONVERTIBLE DEBENTURE: On November 10, 2011, the Corporation issued $355,000 in a non-interest bearing convertible debentures to a single creditor in exchange for cash proceeds used to make the payment due to TAC under the Goldfields agreement in the amount of $300,000 as well as $55,000 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which were to mature on August 23, 2015, could be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes were to be accreted over the term of the convertible notes up to their face value of $355,500. The debenture was converted to shares on July 13, 2011. During the quarter ended August 31, 2012, the Corporation accreted interest of $0 (nil) and $2,542 for the similar period ended May 31, 2011. Since inception on May 17, 2006, we incurred a total of $118,500 in interest accretable on such notes. In the future, this cost category will change based on financing activities.

LOSS ON CONVERSION OF DEBENTURE: Based on the terms of the above noted convertible debenture agreement we should have issued 765,027 shares but over allotted the number of shares to be issued (875,000) through an error in calculating the closing price as stipulated under the agreement. The value of those over allotted shares (109,973 shares) was $71,996 which is reflected in the financial statements as being a loss on the conversion and recorded in the statements as such. $0 (nil) in losses on conversion of debts was incurred for the year ended May 31, 2011. All American incurred $0 (nil) loss on convertible debentures for the quarter ended on August 31, 2012, and $0 (nil) for the similar period in 2011. A total of $71,996 has been incurred in the period from inception on May 17, 2006, to August 31, 2012.

INTEREST EXPENSE ON PROMISSORY NOTES: During fiscal 2011 - 2012 a director, through a wholly owned corporation loaned $40,000 (of which $20,000 has been repaid) to All American in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2012; although the note was is currently due, the payee has agreed not to call the note especially in light of the repayment of $20,000 that was made during the year. Interest costs of $0 (nil) regarding notes payable and advances from officers and other related parties which had been arranged in prior fiscal years as well as the referenced advance were incurred in the current quarter ended August 31, 2012; $(252) was incurred for similar period ended August 31, 2011. For the period May 17, 2006 (inception), through August 31, 2012, All American has incurred a total of $3,261 on such expenses. In the future this cost category will change based on whether there are advances or loans from related parties.

IMPUTED INTEREST EXPENSE – Prior to the current year, a former officer and director had advanced $20,000 in the form of a non-interest bearing promissory note and a non-related party had advanced $10,500 in the form of a non-interest bearing loan. An imputed interest of $1,525 was, therefore, deemed to have been incurred in the current fiscal year ended on May 31, 2012, which was calculated using an interest rate of 5% (five percent) which is the interest rate that was payable on comparable notes and advances that we have recently incurred. $376 in such imputed expenses were incurred for the quarter ended August 31, 2012 while no such costs were incurred for the similar period in 2011. For the period May 17, 2006 (inception), through August 31, 2012, All American has incurred a total of $1,901 on imputed interest expenses.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended August 31, 2012, and 2011. A total of $300 has been incurred in the period from inception on May 17, 2006, to August 31, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: We incurred $3,000 in consulting fees for the quarter ended August 31, 2012, and $0 (nil) for the similar period in 2011. For the period May 17, 2006 (inception), through August 31, 2012, $31,500 was recorded for such costs.

OFFICE EXPENSES: $2,607 in office expenses were incurred in the quarter ended August 31, 2012, and $3,027 in the similar period in 2011. For the period May 17, 2006 (inception), through August 31, 2012, a total of $41,372 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on August 31, 2012, or 2011. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $3,255 in professional fees for the quarter ended on August 31, 2012, and $6,057 for the 2011 period. From inception on May 17, 2006, we have incurred a total of $108,645 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: We incurred $0 (nil) corporate service fees for the quarters ended on August 31, 2012, and 2011. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: All American incurred $1,431 in public relations and related costs for the quarters ended on August 31, 2012, and $7,500 for the similar period in 2011. From inception on May 17, 2006, we have incurred a total of $18,341 in public relations fees.

INVESTOR RELATIONS: All American incurred $0 (nil) in investor relations and related costs for the quarters ended on August 31, 2012, and $15,000 for the similar period in 2011. From inception on May 17, 2006, we have incurred a total of $45,000 in public relations fees.

REGISTRATION AND FILING FEES: All American incurred $2,071 in registration and filing fee expenses for the quarter ended on August 31, 2012, and $4,352 for the similar period in 2011. From inception on May 17, 2006, we have incurred a total of $35,582 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly and other reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On December 1, 2010, the Company entered into a consulting agreement with Brent Welke, our president and a director, whereby Mr. Welke agreed to provide the Company with various consulting services. As compensation, the Company agreed to pay Mr. Welke US $1,000 on the first day of each month, pursuant to the terms of the consulting agreement and issued 2,500,000 shares of the Company’s common stock which, for accounting purposes, has been valued at $12,500 which is based on the last issue price of our common stock of $0.005 per share. On August 30, 2012, he resigned as an officer and director of the Company; the agreement was thereby terminated on that date. All American incurred $3,000 in management fee expenses for the quarter ended on August 31, 2012, and $1,005,000 for the similar period in 2011. From inception on May 17, 2006, we have incurred a total of $1,043,477 in registration and filing fees.

TRANSFER AGENT FEES: $300 was spent on transfer agent costs and attendant expenses in the quarter ended August 31, 2012, while $4,025 was spent in the similar period of 2011. For the period May 17, 2006 (inception), through August 31, 2012, a total of $17,184 has been spent on transfer agent expenses.

TRAVEL AND MEAL EXPENSES: $142 was spent in travel and meal costs in the quarter ended on August 31, 2012, and $0 (nil) was spent in the similar quarter of 2011. For the period May 17, 2006 (inception), through August 31, 2012, a total of $11,483 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month periods ended August 31, 2012, and August 31, 2011, the comparative values were $16,231 and $92,781 respectively. A total of $975,030 in net cash has been used for the period from inception on May 17, 2006, to August 31, 2012.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2011 – 2012 or from the date of inception.

All American continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

As of August 31, 2012, we had a deficit of $46,508 in working capital. We are currently working with interested parties to secure all the financing necessary for the planned exploration program on our Nevada project through the next year along with adequate working capital to support our non-exploration activities.

For the balance of the current fiscal year to May 31, 2013, we will concentrate our efforts on the exploration of the Belleville property and the search for other projects of merit.

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

If it turns out that we have not raised enough money to complete our exploration programs, we will try to raise the funds from a public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2012. Management projects that we may require up to $400,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$100,000
Belleville exploration expenses	180,000
Working capital	120,000
Total	$400,000

As at August 31, 2012, we had a working capital deficit of $46,508. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2012, our independent public accountants included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional notes describing the circumstances that lead to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

For the quarter ended August 31, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to August 31, 2012, was $975,000 as a result of gross proceeds received from sales of our common stock (less offering costs) ($599,000), an advance in the form of a promissory note from related and non-related parties ($25,000) and a convertible debenture in the amount of $350,000.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000 and issued 2,200,000 shares through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In 2009, we issued 1,840,000 shares through an S-1 registration statement to 43 investors for cash consideration of $96,000. In December, 2011, we issued 2,500,000 shares under a consulting agreement through a Section 4(2) exemption to a director and officer. In July, 2011 we issued 2,000,000 shares through a Section 4(2) exemption to our senior financial officer as part of a consulting agreement at a deemed price of $0.001 per share and issued 400,000 shares through a Rule 903 Regulation S offering for cash consideration of $200,000 to a single placee.

As of August 31, 2012, our total assets consisted entirely of cash ($4,970) and advances on exploration projects expenses ($1,000) for a total of $5,970 while our total liabilities were $52,478. Working capital stood at a deficit of $46,508.

For the quarter ended August 31, 2012, the net loss was $15,937 ($0.00 per share) while for August 31, 2011, the net loss was $1,081,130 ($0.00 per share). The loss per share was based on a weighted average of 96,636,122 common shares outstanding for the current quarter and 94,456,250 for the quarter ended August 31, 2011. The net loss from May 17, 2006 (inception), to August 31, 2012, is $2,222,641.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2012. Inflation is moderately higher than it was during 2011 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2012, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

All American had 96,636,122 shares of common stock issued and outstanding as of the date of this report. Of these shares, approximately 54,500,000 shares are held by affiliates of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act.

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

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to August 31, 2012, was $979,000 as a result of proceeds received from sales of our common stock and an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

Exploration of mining property - China	$ 20,000
Exploration of mining properties - U.S.A.	645,137
Banking and related charges	2,430
Loss on currency exchange	1,233
Loss on conversion of debt	71,996
Interest expense – promissory note & advances	3,261
Interest expense – convertible debenture	118,500
Consulting	31,500
Office expenses	41,372
Organizational costs	300
Professional fees	108,645
Corporate services	5,000
Investor relations	45,000
Public relations	18,341
Registration and filing fees	35,582
Management fees	1,043,477
Transfer agent	17,184
Travel and meals	11,483

Total Use of Proceeds to August 31, 2012	$2,220,441

Common Stock

During the three-month period ended August 31, 2012, nil (0) shares were issued.

As of August 31, 2012, there were 96,636,122 shares issued and outstanding. No other shares were issued during the quarter under consideration.

Options

No options were granted during the three-month period ending August 31, 2012.

Code of Ethics

The Board of Directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 514 Enfield Road, Delray Beach, FL 33440-2840.

Web Site

All American maintains a Web site at http://allamericangoldcorp.com and has an e-mail address at “info@allamericangoldcorp.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2012: None

Subsequent Events

Departure of Certain Officers and Directors – On August 30, 2012, the Board of Directors received the resignation of Brent Welke as a director and officer of the Corporation. Mr. Welke’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise but rather as a result of personal and business reasons. As of the date of this periodic report, our Board of Directors is comprised of Mr. Gaspar R. Gonzalez.

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

All American Gold Corp.
(Registrant)

Date: October 12, 2012.

By:	/s/ “Gaspar R. Gonzalez”

GASPAR R. GONZALEZ, President, Secretary, Treasurer and Director
(Principal Financial Officer and Chief Financial Officer)