Form 10-Q
period 2012-11-30
All American Gold Corp.
filed 2012-12-28
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended NOVEMBER 30, 2012

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

Transitional Small Business Format.
Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the second quarter ended November 30, 2012

BALANCE SHEETS AS OF NOVEMBER 30, 2012 (UNAUDITED), AND MAY 31, 2012.

STATEMENTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2012 (UNAUDITED), AND NOVEMBER 30, 2011 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2012 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2012 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 (UNAUDITED), AND NOVEMBER 30, 2011 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2012 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
AS OF NOVEMBER 30, 2012 (UNAUDITED), AND MAY 31, 2012

	November 30, 2012
	(Unaudited)	May 31, 2012

ASSETS

CURRENT ASSETS
Cash	$3,254	$21,201
Prepaid expenses	100	100
Exploration advances	1,000	1,000
TOTAL ASSETS	$4,354	$22,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party – former officer & director	$20,000	$20,000
Due to a non related party	30,500	10,500
Accounts payable and accrued liabilities	21,305	22,748

TOTAL LIABILITIES	71,805	53,248

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 800,000,000 shares of common stock, $0.001 par value, Issued and outstanding 96,636,122 and 92,900,000 shares of common stock respectively	96,636	96,636
Additional paid-in capital	2,079,873	2,079,121
Deficit accumulated during the exploration stage	(2,243,960)	(2,206,704)
Total stockholders’ equity (deficit)	(67,451)	(30,947)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,354	$22,301

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2012, AND NOVEMBER 30, 2011,
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012

REVENUE	$-		$-		$-

Total revenue	-		-		-

EXPENSES

Exploration mining property – China	-	-	-	-	20,000
Exploration mining property – USA	-	330917	-	363,549	645,137
Exploration mining property – Canada	6,000	-	6,000	-	6,000
Bank charges	102	101	108	340	2,530
Loss (gain) on currency exchange	-	-	-	504	1,233
Loss on conversion of debenture	-	-	-	-	71,996
Interest expense – promissory note	134	249	134	501	3,647
Imputed Interest expense – notes and advances	376	-	752	-	2,277
Interest expense – convertible note	-	-	-	2,542	118,500
Contributed administrative support	-	-	-	-	300
Consulting	3,000	3,000	6,000	3,000	34,500
Office	386	9,485	2,993	12,511	41,758
Organizational costs	-	-	-	-	300
Professional fees	3,300	4,532	6,555	10,589	111,945
Corporate services	-	-	-	-	5,000
Public relations	1,212	1,817	2,643	9,317	19,553
Investor relations	-	15,000	-	30,000	45,000
Registration and filing fees	4,813	2,578	6,883	6,930	40,394
Management fees	-	3,000	3,000	1,008,000	1,043,477
Transfer agent fees	100	800	400	4,825	17,284
Travel and meals	1,645	2,580	1,788	2,581	13,129

Total expenses	21,068	374,060	37,256	1,455,189	2,243,960

NET LOSS FOR THE PERIOD	$(21,068)	$(374,060)	$(37,256)	$(1,455,189)	$(2,243,960)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	96,636,122	96,565,422	96,636,122	95,310,929

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2012 (UNAUDITED)

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO NOVEMBER 30, 2012 (UNAUDITED)
(continued)

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 6)		Paid-in	Receivable	Exploration
	Common Stock		Capital		Stage	Total
	No. of shares	Amount
Common stock issued at a value of $0.50 per share – July 1, 2011 – consulting agreement (note 6)	2,000,000	$2,000	$998,000	-	-	$1,000,000
Common stock issued at a value of $0.50 per share – July 13, 2011– private placement (note 6)	400,000	400	199,600	-	-	200,000
Common stock issued at $0.067 per share – July 13, 2011 conversion of debenture (note 6)	875,000	875	349,125	-	-	350,000
Common stock issued at a value of $0.70 per share – Sept 12, 2011 – private placement (note 6)	400,000	400	279,600	-	-	280,000
Common stock issued at a value of $0.51 per share – Oct 3, 2011, due under Nevada option agreements (note 5 & 6)	19,455	19	18,167	-	-	18,186
Common stock issued at a value of $0.09 per share – Mar 26, 2012, due under Nevada option agreements (note 5 & 6)	41,667	42	3,708	-	-	3,750
Loss on conversion feature of convertible debenture (note 6)	-	-	71,996	-	-	71,996
Imputed interest on non-interest bearing notes payable	-	-	1,525	-	-	1,525
Net loss for the year ended May 31, 2012	-	-	-	-	(1,666,020)	(1,666,020)

Balance May 31, 2012	96,636,122	$96,636	$2,079,121	-	$(2,206,704)	$(30,947)

Imputed interest on non-interest bearing notes payable	-	-	752	-	-	752
Net loss for the six months ended November 30, 2012	-	-	-	-	(37,256)	(37,256)

Balance, November 30, 2012	96,636,122	$96,636	$2,079,873	-	$(2,243,960)	$(67,451)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2012, AND NOVEMBER 30, 2011,
AND FOR THE PERIOD FROM INCEPTION TO NOVEMBER 30, 2012
(Unaudited)

			Cumulative results of
	Six Months	Six Months	operations May 17,
	Ended	Ended	2006 (inception) to
	November 30, 2012	November 30, 2011	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(37,256)	$(1,455,189)	$(2,243,960)
Adjustments to reconcile net loss to net cash used in operating activities
- imputed interest expense	752	-	2,277
- contributed administrative expense	-	-	300
- issuance of shares under consulting agreement	-	1,000,000	1,012,500
- issuance of shares under option agreements	-	18,186	21,936
- accretion of interest on convertible notes	-	2,542	118,500
- loss on conversion of debenture	-	-	71,996
Changes in:
- prepaid expenses	-	(2,675)	(1,100)
- due to related parties	-	-	-
- accounts payable and accrued liabilities	(1,443)	(9,969)	21,805

NET CASH USED IN OPERATING ACTIVITIES	(37,947)	(447,105)	(995,746)
596990 CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	480,000	599,000
Loan from non-related party	-	5,000	10,000
Repayment of notes payable	-	-	(41,091)
Proceeds from issuance of promissory note payable	20,000	-	81,091
Proceeds from convertible notes	-	-	350,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	485,000	999,000

NET INCREASE (DECREASE) IN CASH	(17,947)	37,895	3,254

CASH, BEGINNING OF PERIOD	21,201	9,913	-

CASH, END OF PERIOD	$3,254	$47,808	$3,254

Supplemental cash flow information: cash paid for

Interest on promissory and convertible notes	$-	$249	$3,142
Non-cash investing and financing activities
Common stock issued to convert notes payable	-	350,000	350,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2012

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

On August 23, 2010, the Company entered into three agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests – (a) an option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada; (b) an option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada; and a right of first refusal on an additional exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months which resulted in the Company on September 9, 2011, entering into an option to acquire a 15% interest in the Iowa Canyon mineral exploration property (see Note 4) that was subsequently terminated on January 11, 2012.

On November 1, 2012, the Company entered into a Mineral Property Acquisition Agreement (the “Agreement”) with James Hason (“Hason”) that set out the general terms and conditions between Hason and the Corporation in regards to the “Alex” mineral property (the “Property”) located in the Vernon Mining Division, British Columbia, Canada, which allows it an option to investigate and purchase the Property until March 31, 2013, by making payment of $6,000 upon the execution of the Agreement which was completed. Hason may extend the option until October 30, 2013, by the Company making an additional payment of USD $2,000 on or before March 31, 2013.

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2012, as filed with the SEC on Form 10K and should be read in conjunction with the notes thereto.

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

In the accompanying financial statements, the Company incurred an accumulated deficit of $2,243,960 for the period from May 17, 2006 (inception), to November 30, 2012, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2012

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

On April 16, 2011, a director of the Company, through a wholly owned corporation, loaned the Company $20,000 in exchange for a promissory note. The note carries a five percent interest rate and matured on April 30, 2012; but no demand for collection has been received to date . Accrued interest payable on the note was $2,277 at November 3, 2012.

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

On July 1, 2011, the Company entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer, Chief Financial Officer and a director, for a term of 36 months, whereby Mr. Gonzalez agreed to provide the Company with various financial consulting services. As compensation, the Company agreed to pay him US $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and issued 2,000,000 shares of the Company’s common stock which, for accounting purposes, was valued at $1,000,000 which is based on the last price at which our common stock traded at the close of business on July 1, 2011 – $0.50 per share. On August 30, 2012, with the resignation of Brent Welke as an officer and director of the Company, Mr. Gonzalez assumed the added positions of President, Secretary and Chief Executive Officer.

NOTE 4 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2012

NOTE 4 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (continued)

Recently Issued Accounting Standards

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2012

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

The schedule of payments, stock issuances & required property expenditures under the Belleville agreement is:

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
November 30, 2012

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

Technically we are in default of the option agreement for not having issued shares to TAC and for not having paid the $105,500 property expenditure. However, TAC has not yet completed their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. Further, we are still awaiting a cash call and a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in the spring of 2013 and will make whatever expenditures are required at that time. In the event that we elected to terminate the option agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

The schedule of payments, stock issuances & required property expenditures under the Goldfields West agreement is:

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

At this time, neither TAC nor Minquest are in a position to present a geological exploration and drilling program for the current year and do not expect to be until sometime in the late Spring or early summer. Therefore, TAC has postponed the requirement of the Option Agreement that requires the property expenditure payment be made on January 20, 2013, until such time as they are prepared to made specific recommendations as to an exploration program for the current year. In the event that we elected to terminate the option agreement, no payment would be required to be made. Should TAC fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new option agreement between Minquest and All American or terminate the option and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved. The share issuance to TAC under the option agreement was made subsequent to the end of the quarter. As of the date of this periodic report, we are otherwise in full compliance with the terms of the option agreement on the Goldfields West property and are current in all other payments, exploration expenditures or advances on planned exploration programs and share issuances to TAC under the option agreements.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2012

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

ALEX CLAIMS – VERNON MINING DISTRICT, B.C., CANADA

On November 1, 2012, we entered into a Mineral Property Acquisition Agreement (the “Agreement”) with James Hason (“Hason”) that set out the general terms and conditions between Hason and the Corporation in regards to the “Alex” mineral property (the “Property”) located in the Vernon Mining Division, British Columbia, Canada, which allows us an option to investigate and purchase the property until March 31, 2013, by making payment of $6,000 upon the execution of the Agreement. Hason may extend the option until October 30, 2013, by our making an additional payment of USD $2,000 on or before March 31, 2013.

By paying the Vendor an additional $200,000 on or before October 30, 2013, Hason agrees to extend the option to purchase 100% of his interest in the Property upon the following terms:

(a)	Cash Payments and Share Consideration: we shall pay Hason the sum of $250,000 or issue an equivalent market value in the Corporations common shares on or before June 1, 2016.
(b)

Work Commitments: we agree to incur a minimum of $800,000 in expenditures on the property by June 1, 2016, or until we exercise the right to acquire the Property. The Corporation shall spend $100,000 by December 31, 2013, $200,000 by June 1, 2014, and $500,000 by June 1, 2016. All such work on the property, when completed, shall be filed with the proper regulatory authorities.

(c)

Royalty: upon the Commencement of Commercial Production, we shall pay Hason a royalty (the “Royalty”), being equal to 2% of net smelter returns on all mineral production. We may purchase the Royalty at any time for the payment of $1,000,000.

In consideration of signing the Agreement, we have paid to Hason the sum of $6,000 concurrently with the execution and delivery of the Agreement.

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
November 30, 2012

NOTE 6 – CAPITAL STOCK (continued)

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

NOTE 7 – INCOME TAXES

As of November 30, 2012, the Company had net operating loss carry forwards of approximately $2,243,960 that may be available to reduce future years’ taxable income and will expire beginning in 2032. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
November 30, 2012

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2012, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K AS FILED WITH THE SEC ON AUGUST 22, 2012.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2012 we changed our name to All American Gold Corp. and effected a 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 514 Enfield Road, Delray Beach, FL 33440-2840. Our telephone number is (888) 755-9766 and e-mail address is info@allamericangoldcorp.com.

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

Mining Projects Under Option

Mineral Property Interest – Vernon Mining Division – Vernon, British Columbia, Canada.

On November 1, 2012, we entered into a Mineral Property Acquisition Agreement with James Hason that set out the general terms and conditions between Hason and the Corporation in regards to the “Alex” mineral property located in the Vernon Mining Division, British Columbia, Canada, which allows us an option to investigate and purchase the property until March 31, 2013, by making payment of $6,000 upon the execution of the Agreement. Hason may extend the option until October 30, 2013, by our making an additional payment of USD $2,000 on or before March 31, 2013.

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

TAC has agreed to postpone our obligation to make further payments on the property by one year, to delay the 2012 exploration program until at least May 31, 2013, and to extend the option agreement by one year.

Technically, as of the date of this report, we are in default of the agreement for not having issued shares to TAC, for not having paid the $150,000 property expenditure or made the annual property payment of $30,000. However, TAC has not yet submitted the appropriate documentation for their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. Further, we are still awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in the spring of 2013 and will make whatever expenditures are required at that time. In the event that we elect to terminate the agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new agreement between Minquest and All American or terminate the agreement and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

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

ALEX MINERAL CLAIMS – VERNON MINING DISTRICT, BRITISH COLUMBIA, CANADA

On November 1, 2012, we entered into a Mineral Property Acquisition Agreement with James Hason that set out the general terms and conditions between Hason and the Corporation in regards to the “Alex” mineral property located in the Vernon Mining Division, British Columbia, Canada, which allows us an option to investigate and purchase the property until March 31, 2013, by making payment of $6,000 upon the execution of the Agreement. Hason may extend the option until October 30, 2013, by our making an additional payment of USD $2,000 on or before March 31, 2013. In consideration of signing the Agreement, we have paid to Hason the sum of $6,000 concurrently with the execution and delivery of the Agreement.

By paying the Vendor an additional $200,000 on or before October 30, 2013, Hason agrees to extend the option to purchase 100% of his interest in the Property upon the following terms:

(a)	Cash Payments and Share Consideration: we shall pay Hason the sum of $250,000 or issue an equivalent market value in the Corporations common shares on or before June 1, 2016.
(b)

Work Commitments: we agree to incur a minimum of $800,000 in expenditures on the property by June 1, 2016, or until we exercise the right to acquire the Property. The Corporation shall spend $100,000 by December 31, 2013, $200,000 by June 1, 2014, and $500,000 by June 1, 2016. All such work on the property, when completed, shall be filed with the proper regulatory authorities.

(c)

Royalty: upon the Commencement of Commercial Production, we shall pay Hason a royalty (the “Royalty”), being equal to 2% of net smelter returns on all mineral production. We may purchase the Royalty at any time for the payment of $1,000,000.

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

All American plans to test the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites in the Spring of 2013. A total of 1,500 to 2,000 feet of drilling is planned.

We do not claim to have any ores or reserves whatsoever at this time on our optioned properties.

Alex Mineral Claims – Vernon Mining District, B. C.

On November 1, 2012, we entered into a Mineral Property Acquisition Agreement (the “Agreement”) with James Hason (“Hason”) that set out the general terms and conditions between Hason and the Corporation in regards to the “Alex” mineral property (the “Property”) located in the Vernon Mining Division, British Columbia, Canada, which allows us an option to investigate and purchase the property until March 31, 2013, by making payment of $6,000 upon the execution of the Agreement. Hason may extend the option until October 30, 2013, by our making an additional payment of USD $2,000 on or before March 31, 2013. In consideration of signing the Agreement, we have paid to Hason the sum of $6,000 concurrently with the execution and delivery of the Agreement.

By paying the Vendor an additional $200,000 on or before October 30, 2013, Hason agrees to extend the option to purchase 100% of his interest in the Property upon the following terms:

(a)	Cash Payments and Share Consideration: we shall pay Hason the sum of $250,000 or issue an equivalent market value in the Corporations common shares on or before June 1, 2016.
(b)

Work Commitments: we agree to incur a minimum of $800,000 in expenditures on the property by June 1, 2016, or until we exercise the right to acquire the Property. The Corporation shall spend $100,000 by December 31, 2013, $200,000 by June 1, 2014, and $500,000 by June 1, 2016. All such work on the property, when completed, shall be filed with the proper regulatory authorities.

(c)

Royalty: upon the Commencement of Commercial Production, we shall pay Hason a royalty (the “Royalty”), being equal to 2% of net smelter returns on all mineral production. We may purchase the Royalty at any time for the payment of $1,000,000.

Alex Mineral Property, Property Information

The Alex property consists of two modified grid mineral claims, totalling 40 units, situated within the Monashee Mountains. The property is located approximately 70 kilometres by road east of Vernon, B.C. via Lumby and Cherryville on Highway 6, for 61.5 kilometres to the South Fork Forest Service Access Road. The South Fork Road, can be followed eastwards for nine kilometres to the Silver Bell Road. in the Vernon Mining Division. It was originally staked by Golden Porphyrite Ltd. in 1983 as part of a large staking package. The Alex and the Snow claims to the south are the two significant properties resulting from that exploration effort. The Alex claims were restaked in 1987 to get rid of fractions and was recently the subject of further investigation in a continuing attempt to locate the source of the gold in Holmes and Beavon Creeks and to provide an explanation for anomalous gold values previously found along Holmes Creek Road.

Physiography and Vegetation

The Alex property lies within the Monashee Mountain range, in the western half of the Columbia Mountains physiographic region. The area was glaciated and is characterized by U-shaped valleys with moderate slopes at the southeast corner of the property, which rapidly become steep slopes and distinct ridges as one traverses north-westwards. Relief ranges from 3,600 feet (1,097 metres) at the southeastern corner of the property, to 6,300 feet (1,920 metres) at the north-western corner of the property. The average slope is 18 degrees.

Exploration in this area started as early as the 1870’s, with the discovery of placer gold in Cherry Creek, 13 kilometres northwest of the property. Placer operations were established as early as 1876, with the majority of mining being carried out between the years 1874 and 1895. Continued placer activity resulted in new discoveries on Barnes, Holding, and Eureka Creeks, approximately six kilometres south of the Alex property. There were placer discoveries on Monashee Creek and its tributaries, two of which drain the Alex property. Placer gold was also recovered from Kettle River to the southwest and from McIntyre Creek, near its confluence with the Kettle River.

Much work has been performed to the southwest of the Alex claim on Monashee and Yeoward Mountains and on Silver Bell Creek to the west. Gold prospects explored in the area of the property include: The Monashee Mine, ten kilometres southwest of the Alex property and the St. Paul Mine, seven kilometres southwest of the Alex property, the Paladora-Ballarat Mine, 15 kilometres south of the Alex property, the Fox claims, five kilometres south-southwest of the property, covering the headwaters of Yeoward Creek, the Dona group of claims (seven kilometres south) between the Kettle River and Yeoward Creek, the Keefer Lake Properties which were explored by El Paso, Ducanex, Keefer Lake Mines, Deemus Petro Mines, and Cominco. There remain strong stream gold anomalies and gold-arsenic soil anomalies in this area. the Currie Creek drainage side in the mid 1980's. was explored for lode gold and the North Aron claim block revealed silver/gold anomalous values in geochemical samples collected from soils and an altered diorite unit.

Regional Geology

The Keefer Lake area is located in the southeast corner of the Thompson-Shuswap-Okanagan 1:250,000 Geology Sheet. The general geology of the area is described as a central, northwesterly trending belt of the Carboniferous and Permian Thompson Assemblage, flanked by Jurassic intrusives along the south and Triassic Nicola and Slocan groups to the north. Tertiary plateau basalts cap portions of the intrusives and the intrusive/Thompson assemblage contact to the south. The Thompson assemblage (Cache Creek Group) is subdivided into three units each containing rocks of somewhat similar lithology, but in different proportions: the lowermost unit is predominantly argillaceous sediments; the middle unit consists of volcaniclastic rock, argillite, quartzite and limestone. Some of the volcanic rock of the middle division is lighter colored and coarser grained than the predominant volcanics, which are fine-grained, extrusive, grey diorite. Some of the volcanic rocks contain argillite fragments which have broken from the lava conduit or have been rolled into the lava by the advancing front. Minerals in the altered volcanics include carbonate, zoisite, sericite, albite, quartz and calcite. Zoisite and sericite occur as thick swarms of tiny grains in the plagioclase, but albite, quartz and calcite are mostly restricted to the surrounding groundmass. The upper unit consists of limestone, quartzite, argillite and volcanic rock.

The Sicamous Formation of the Slocan group, north of the Thompson Assemblage is comprised of argillaceous rocks, calcareous pelites, minor conglomerate, limestone, greenstone and paragneiss. Fine-grained quartzites interbedded with slate are commonly quartzitic or calcareous and weathers to rusty brown. The Nicola Group which occurs sporadically throughout the Slocan Group and parallels the Thompson assemblage along the northern boundary, consists predominantly of andesitic and basaltic lavas with tuffs, greenstones, limestone and sericite schists. The lavas locally are somewhat epidotized and silicified. Green tuff, green-grey argillaceous tuff and black slate are intercalated with the lavas in small amounts.

In vertical succession, the oldest rocks in the area are quartzites, marbles and schists of the Proterozoic and Paleozoic Shuswap Metamorphic complex, unconformably overlain by the fine-grained clastics, marbles and greenstones of the Upper Paleozoic Thompson Assemblage. These, in turn, are unconformably overlain by the fine-grained clastics, andesites, marbles and sericite schists of the Upper Triassic Slocan and Nicola Groups. Granodiorites of the Jurassic Nelson and Valhalla batholiths intrude all the above

Structurally, the area has seen multiphase folding in the Shuswap rocks, at least two phases of folding in the Thompson Assemblage and probably two phases in the Slocan and Nicola Groups. Faulting occurs throughout the area but no significant offsets have been observed. Metamorphic grade varies from amphibolite facies for Shuswap rocks, mid to lower greenschist facies for Thompson assemblage rocks, to mid to upper greenschist facies for Slocan and Nicola Group rocks.

Property Geology

The property was glaciated during the Quaternary and in places has deposits of till and fluvial-glacial sediments. The predominant unit on the property is the Upper Triassic Sicamous Formation of the Slocan Group, consisting of black shale, argillite, massive siltstone, tuffs and calcareous pelite with minor conglomerate and phyllite. Bedding angles vary, but the general strike appears to be in an easterly direction, dipping to the north-northeast. Crenulations and small scale folding are found within the above units, with S-shaped flexure folding within some of the siltstone units.

Holmes Creek, the small creek to the west, and the first two streams to the east all contain significantly elevated amounts of gold in the heavy sediment stream sediment samples. The source(s) of this gold have not yet been located although float and outcrops with sub-economic gold values have been found. Geological traverses up Holmes Creek showed an inordinate amount of quartz float in the creek bed. The quartz was generally associated with rusty grey iron carbonate vein filling.

Most creek material reflected the Sicamous sediments seen on the property. There are the occasional hard well rounded granitic boulder and pieces of travertine up to a foot across. The creek bed at the lower elevations consists of a series of aggrading channels and levees that are successively occupied and then abandoned by the creek. At elevation 3,800 feet on the east side of Holmes Creek there are outcrops of thin bedded Sicamous siltstone sediments striking east-west to slightly north of west and dipping steeply northerly. At about elevation 4,250 in the creek bed outcrop, almost continuous to elevation 4,320 feet, appeared. The main rock type was Sicamous sediments at the lower elevation with the percentage of siltstone decreasing northerly with increasing elevation and the appearance of thin bedded tuffs in the arkoses, and cherts with strike east-west and dips of 45 to 60 degrees north. Quartz were veinlets mainly conformable to bedding, but also at low angles to bedding and at right angles as tension crack fillings appear. From 4,320 to 4,360 in Holmes Creek, nearly continuous outcrop was seen and at elevation 4,360 the first of a series of conformable quartz veins, each one half to one metre in thickness at about 15 metre spacing continuing up to the first main branching of Holmes Creek at elevation 4,400 feet. A dyke 8 cm thick cuts the sediments at N60 E with a vertical dip. Sediments are the same Sicamous Formation of the Slocan Group striking E-W with dips about 45 degrees north.

There are conformable lenses of iron carbonate tuffs(?) 20 cm in width and a metre or so in length. Right angle tension quartz veins cut these carbonate lenses. The first main tributary creek from the east which joins Holmes Creek at elevation 4,400 feet is depositing a modern gossan on the rocks in its bed. There is no gossan being deposited in the main Holmes creek bed. From the junction a traverse was made up the ridge on the east bank of this tributary of Holmes Creek. Outcrops occur sporadically in an area of shallow overburden from elevation 4,750 to elevation 5,050 with siltstones, arkosic sediments, and cherty argillites.

By elevation 5,140 black argillites and siltstones predominate up to 6,000 feet where a gradual change occurs to predominantly sandy siltstones with quartz veinlets. At elevation 6,150 a prominent quartz vein 1 to 1.5 metres wide outcrops. It is milky white, contains no carbonates or sulphides, strikes E-W, dips north and appears to be conformable to the consistent bedding. The section from elevation 4,400 to 6,150 appears to have more volcanically derived sediments. The sequence to the peak labelled 6,540' consists of shallow soil cover on near outcrop of sediments, mainly arkoses and siltstones with some black shales and cherty beds. Some quartz float and smaller veins in place are seen.

Generally the bedrock is buried by shallow soil cover and geochemical soil sampling and trenching should be effective exploration methods here.

Conclusions

An 1989 detailed stream suction sediment sampling program, and the geological field checking; after results were obtained from the laboratory it was successful in outlining the anomalous areas where further exploration should be centered. The best areas for lode gold were shown by the drainage sampling to be in the eastern part of the headwaters of Holmes Creek, the upper part of the small creek to the east of Holmes Creek, and in the drainage of the second creek east of Holmes Creek. These locations generally represent the area drained by the sedimentary-volcanic sequence where the stratigraphy changes from primarily sediments to sediments plus volcanic and volcanic sediments. This is further borne out by the east strike of these units which shows this section of the units to be contributing sediments to the drainages at the places where the anomalies are found. In short the anomalies are where the favourable rocks types are. Further exploration in these areas is recommended. It is our intention to develop an exploration program to do further work to determine if gold is present in economical quantities to mine successfully.

Employees

Initially, we intend to use the services of subcontractors on an as needed basis for exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Gaspar R. Gonzalez, our senior officer and director.

At present, we have no employees, other than Mr. Gonzalez.

On December 1, 2010, we entered into a consulting agreement with Brent Welke, our former senior officer and a director, for a term of 36 months, whereby Mr. Welke agreed to provide the Corporation with various consulting services as president, secretary and chief executive officer, and act as a director of the Corporation. As compensation, the Corporation agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,500,000 shares of the Corporation’s common stock which were issued on November 30, 2011. On August 30, 2012, Mr. Welke resigned as an officer and director of the Company; the agreement was thereby terminated on that date.

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

Results of Operations

All American was incorporated as Osprey Ventures, Inc. on May 17, 2006, and changed its name to All American Gold Corp. on October 15, 2011; comparative periods for the quarters ended November 30, 2012, and November 30, 2011, and from May 17, 2006 (inception), through November 30, 2012, are presented in the following discussion.

Since inception, we have used our common stock, advances from related and non-related parties, and private placements of our securities or convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to November 30, 2012, was $999,000 as a result of proceeds received from sales of our common stock ($599,000), an advance from a director ($20,000 excluding interest payable), a non-interest bearing short term loan ($30,000) and a convertible debenture ($350,000) which was converted to common shares of our capital.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended November 30, 2012, and November 30, 2011, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the six-month periods ended November 30, 2012, and 2011 was $0 (nil). For the period from inception on May 17, 2006, through to and including November 30, 2012, the amount was $599,000 provided by the sale of common stock in 2006, 2009 and 2012. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES

	Three Mo.	Three Mo.	Six Months	Six Months
	Ended	Ended	Ended	Ended	May 17, 2006
	November	November	November	November	(inception) to
	30, 2012	30, 2011	30, 2012	30, 2011	Nov. 30, 2012

REVENUE	$-		$-		$-

EXPENSES

Exploration mining property – China	-	-	-	-	20,000
Exploration mining property – USA	-	330,917	-	363,549	645,137
Exploration mining property – Canada	6,000	-	6,000	-	6,000
Bank charges	102	101	108	340	2,530
Loss (gain) on currency exchange	-	-	-	504	1,233
Loss on conversion of debenture	-	-	-	-	71,996
Interest expense – promissory note	134	249	134	501	3,647
Imputed interest expense – note & advance	376	-	752	-	2,277
Interest expense – convertible note	-	-	-	2,542	118,500
Contributed administrative support	-	-	-	-	300
Consulting	3,000	3,000	6,000	3,000	34,500
Office	386	9,485	2,993	12,511	41,758
Organizational costs	-	-	-	-	300
Professional fees	3,300	4,532	6,555	10,589	111,945
Corporate services	-	-	-	-	5,000
Public relations	1,212	1,817	2,643	9,317	19,553
Investor relations	-	15,000	-	30,000	45,000
Registration and filing fees	4,813	2,578	6,883	6,930	40,394
Management fees	-	3,000	3,000	1,008,000	1,043,477
Transfer agent fees	100	800	400	4,825	17,284
Travel and meals	1,645	2,580	1,788	2,581	13,129

TOTAL EXPENSES	21,068	374,060	37,256	1,455,189	2,243,960

SUMMARY – Total expenses were $21,068 in the quarter ended November 30, 2012, and $374,060 for the similar period in 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $37,256 and $1,455,189 respectively. A total of $2,243,960 in expenses has been incurred since inception on May 17, 2006, through November 30, 2012. These costs have and will vary from quarter to quarter based on the level of general corporate activity, acquisitions, exploration operations and capital raising and decreased significantly in the six-month period under discussion as a result of our having accounted for the issuance of 2,000,000 common shares to a director and officer under a consulting agreement at a cost of $1,000,000 last year without incurring similar issues this year. Costs can be further subdivided into:

EXPLORATION AND ACQUISITION EXPENSES – MINING PROPERTIES – CANADA: $6,000 was paid in the current period as part of the exploration expenses of our optioned properties in B.C. while $0 (nil) was expended in the similar quarter ended November 30, 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $6,000 and $0 (nil) respectively. For the period May 17, 2006 (inception) through November 30, 2012, All American has incurred $6,000 in total on expenses in the acquisition of the option on the Alex mining property.

EXPLORATION AND ACQUISITION EXPENSES – MINING PROPERTIES – U.S.A.: $0 (nil) was paid in the current period as part of the exploration expenses of our optioned properties in the Nevada while $330,917 was expended in the similar quarter ended November 30, 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $0 (nil) and $363,549 respectively. For the period May 17, 2006 (inception) through November 30, 2012, All American has incurred $645,137 in total on expenses in the acquisition of the option on the Goldfields West, Belleville and Iowa Canyon properties as well as the Letters of Intent on the Essex and Bell Flats projects.

RESOURCE PROPERTY EXPLORATION EXPENSES – CHINA: All American did not incur any costs in regards to the Gao Feng property in China during the current quarter or for the similar period in 2011. For the period May 17, 2006 (inception) through November 30, 2012, All American has incurred $20,000 in total on expenses in the exploration and holding of the property. The option on this project has been terminated and no further expenses will be incurred.

BANK CHARGES: All American incurred $102 in bank or related fees for the quarter ended on November 30, 2012, and $101 for the similar period in 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $108 and $340 respectively. From inception on May 17, 2006, we have incurred a total of $2,530 in bank charges. This cost category should generally have little variance between quarters.

LOSS (GAIN) ON CURRENCY EXCHANGE: All American did not incur and gains or losses in currency exchange in the quarters ended on November 30, 2012, or November 30, 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $0 (nil) and $504, respectively. From inception on May 17, 2006, to November 30, 2012, we have incurred a total of $1,233 in losses on currency exchange.

INTEREST EXPENSE – CONVERTIBLE DEBENTURE: On November 10, 2011, the Corporation issued $350,000 in a non-interest bearing convertible debentures to a single creditor in exchange for cash proceeds used to make the payment due to TAC under the Goldfields agreement in the amount of $300,000 as well as $50,000 which was allocated to working capital. All or any portion of the amounts due under the convertible notes, which were to mature on August 23, 2015, could be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes were to be accreted over the term of the convertible notes up to their face value of $350,000. The debenture was converted to shares on July 13, 2011. During the quarters ended November 30, 2012, and November 30, 2011, the Corporation accreted interest of $0 (nil) For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $0 (nil) and $2,542 respectively.. Since inception on May 17, 2006, we incurred a total of $118,500 in interest accretable on such notes. In the future, this cost category will change based on financing activities.

LOSS ON CONVERSION OF DEBENTURE: Based on the terms of the above noted convertible debenture agreement we should have issued 765,027 shares but over allotted the number of shares to be issued (875,000) through an error in calculating the closing price as stipulated under the agreement. The value of those over allotted shares (109,973 shares) was $71,996 which is reflected in the financial statements as being a loss on the conversion and recorded in the statements as such. $0 (nil) in losses on conversion of debts was incurred for the year ended May 31, 2011. All American incurred $0 (nil) loss on convertible debentures for the quarters and six-month periods ended on November 30, 2012, and 2011. A total of $71,996 has been incurred in the period from inception on May 17, 2006, to November 30, 2012.

INTEREST EXPENSE ON PROMISSORY NOTES: During fiscal 2011 - 2012 a director, through a wholly owned corporation loaned $40,000 (of which $20,000 has been repaid) to All American in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2012; although the note was is currently due, the payee has agreed not to call the note especially in light of the repayment of $20,000 that was made during the previous year. Interest costs of$134 (as a result of reclassification) regarding notes payable and advances from officers and other related parties which had been arranged in prior fiscal years as well as the referenced advance were incurred in the current quarter ended November 30, 2012; $249 was incurred for similar period ended November 30, 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were negative $134 and $501 respectively. For the period May 17, 2006 (inception), through November 30, 2012, All American has incurred a total of $3,647 on such expenses. In the future this cost category will change based on whether there are advances or loans from related parties.

IMPUTED INTEREST EXPENSE (NOTES & ADVANCES)– Prior to the current year, a former officer and director had advanced $20,000 in the form of a non-interest bearing promissory note and a non-related party had advanced $10,500 in the form of a non-interest bearing loan. An imputed interest of $1,525 was, therefore, deemed to have been incurred in the fiscal year ended on May 31, 2012, which was calculated using an interest rate of 5% (five percent) which is the interest rate that was payable on comparable notes and advances that we have recently incurred. $376 in such imputed expenses were incurred for the quarter ended November 30, 2012, while no such costs were incurred for the similar period in 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $752 and $0 (nil) respectively. For the period May 17, 2006 (inception), through November 30, 2012, All American has incurred a total of $2,277 on imputed interest expenses.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended November 30, 2012, and 2011. A total of $300 has been incurred in the period from inception on May 17, 2006, to November 30, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: We incurred $3,000 in consulting fees for the quarter ended November 30, 2012, and $3,000 for the similar period in 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $6,000 and $3,000 respectively. For the period May 17, 2006 (inception), through November 30, 2012, $34,500 was recorded for such costs.

OFFICE EXPENSES: $386 in office expenses were incurred in the quarter ended November 30, 2012, and $9,485 in the similar period in 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $2,993 and $12,511 respectively. For the period May 17, 2006 (inception), through November 30, 2012, a total of $41,758 has been spent on office related expenses. Cost items included encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on November 30, 2012, or 2011. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $3,300 in professional fees for the quarter ended on November 30, 2012, and $4,532 for the 2011 period. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $6,555 and $10,589 respectively. From inception on May 17, 2006, we have incurred a total of $111,945 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: We incurred $0 (nil) corporate service fees for the quarters ended on November 30, 2012, and 2011. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: All American incurred $1,212 in public relations and related costs for the quarters ended on November 30, 2012, and $1,817 for the similar period in 2011. From inception on May 17, 2006, we have incurred a total of $19,553 in public relations fees.

INVESTOR RELATIONS: All American incurred $0 (nil) in investor relations and related costs for the quarters ended on November 30, 2012, and $15,000 for the similar period in 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $0 (nil) and $30,000 respectively. From inception on May 17, 2006, we have incurred a total of $45,000 in public relations fees.

REGISTRATION AND FILING FEES: All American incurred $4,813 in registration and filing fee expenses for the quarter ended on November 30, 2012, and $2,578 for the similar period in 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $6,883 and $6,930 respectively. From inception on May 17, 2006, we have incurred a total of $40,394 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly and other reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On December 1, 2010, the Company entered into a consulting agreement with Brent Welke, our president and a director, whereby Mr. Welke agreed to provide the Company with various consulting services. As compensation, the Company agreed to pay Mr. Welke US $1,000 on the first day of each month, pursuant to the terms of the consulting agreement and issued 2,500,000 shares of the Company’s common stock which, for accounting purposes, has been valued at $12,500 which is based on the last issue price of our common stock of $0.005 per share. On August 30, 2012, he resigned as an officer and director of the Company with the agreement being terminated on that date. All American incurred $0 (nil) in management fee expenses for the quarter ended on November 30, 2012, and $3,000 for the similar period in 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $3,000 and $1,008,000 respectively. From inception on May 17, 2006, we have incurred a total of $1,043,477 in management and compensation expenses.

TRANSFER AGENT FEES: $100 was spent on transfer agent costs and attendant expenses in the quarter ended November 30, 2012, while $800 was spent in the similar period of 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $400 and $4,825 respectively. For the period May 17, 2006 (inception), through November 30, 2012, a total of $17,284 has been spent on transfer agent expenses.

TRAVEL AND MEAL EXPENSES: $1,645 was spent in travel and meal costs in the quarter ended on November 30, 2012, and $2,580 was spent in the similar quarter of 2011. For the six month periods ended November 30, 2012, and November 30, 2011, the comparative values were $1,788 and $2,581 respectively. For the period May 17, 2006 (inception), through November 30, 2012, a total of $13,129 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month periods ended November 30, 2012, and November 30, 2011, the comparative values were $37,947 and $477,105 respectively. A total of $995,746 in net cash has been used for the period from inception on May 17, 2006, to November 30, 2012.

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

Plan of Operation

As of November 30, 2012, we had a deficit of $67,451 in working capital. We are currently working with interested parties to secure all the financing necessary for the planned exploration program on our Nevada project and for the B.C. property exploration plan through the next year along with adequate working capital to support our non-exploration activities.

For the balance of the current fiscal year to May 31, 2013, we will concentrate our efforts on the exploration of the Belleville property, securing funding for the Alex exploration program and the search for other projects of merit.

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

On the Alex mineral property, we have determined that the best areas for lode gold as shown by the drainage sampling are in the eastern part of the headwaters of Holmes Creek, the upper part of the small creek to the east of Holmes Creek, and in the drainage of the second creek east of Holmes Creek. These locations generally represent the area drained by the sedimentary-volcanic sequence where the stratigraphy changes from primarily sediments to sediments plus volcanic and volcanic sediments. This is further borne out by the east strike of these units which shows this section of the units to be contributing sediments to the drainages at the places where the anomalies are found. Further exploration in these areas is recommended and an exploration program will be developed over the next number of months.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2012. Management projects that we may require up to $400,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$100,000
Belleville exploration expenses	180,000
Alex claims exploration expenses	200,000
Working capital	120,000
Total	$600,000

As at November 30, 2012, we had a working capital deficit of $67,451. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter ended November 30, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to November 30, 2012, was $995,000 as a result of gross proceeds received from sales of our common stock (less offering costs) ($599,000), an advance in the form of a promissory note from related and non-related parties ($45,000) and a convertible debenture in the amount of $350,000.

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

As of November 30, 2012, our total assets consisted entirely of cash ($3,254), prepaid expenses ($100) and advances on exploration projects expenses ($1,000) for a total of $4,354 while our total liabilities were $71,805. Working capital stood at a deficit of $67,451.

For the quarter ended November 30, 2012, the net loss was $21,068 ($0.00 per share) while for November 30, 2011, the net loss was $374,060 ($0.00 per share). The loss per share was based on a weighted average of 96,636,122 common shares outstanding for the current quarter and 96,565,422 for the quarter ended November 30, 2011. The net loss from May 17, 2006 (inception), to November 30, 2012, is $2,243,960.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2012. Inflation is moderately higher than it was during 2011 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2012, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any six-month period, a number of shares that do not exceed the greater of (1) the average weekly trading volume in our shares during the four calendar weeks preceding such sale or (2) 1% of the then outstanding shares. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Section 4(2) of the Securities Act. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to November 30, 2012, was $999,000 as a result of proceeds received from sales of our common stock and an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

Exploration mining property – China	20,000
Exploration mining property – USA	645,137
Exploration mining property – Canada	6,000
Bank charges	2,530
Loss (gain) on currency exchange	1,233
Loss on conversion of debenture	71,996
Interest expense – promissory note	3,647
Imputed Interest expense – notes and advances	2,277
Interest expense – convertible note	118,500
Contributed administrative support	300
Consulting	34,500
Office	41,758
Organizational costs	300
Professional fees	111,945
Corporate services	5,000
Public relations	19,553
Investor relations	45,000
Registration and filing fees	40,394
Management fees	1,043,477
Transfer agent fees	17,284
Travel and meals	13,129

Total expenses to November 30, 2012	2,243,960

Common Stock

During the six-month period ended November 30, 2012, nil (0) shares were issued.

As of November 30, 2012, there were 96,636,122 shares issued and outstanding. No other shares were issued during the quarter under consideration.

Options

No options were granted during the six-month period ending November 30, 2012.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2012:

•

November 1, 2012 – Entry Into a Material Definitive Agreement - On November 1, 2012, we entered into a Mineral Property Acquisition Agreement (the “Agreement”) with James Hason (“Hason”) that set out the general terms and conditions between Hason and the Corporation in regards to the “Alex” mineral property (the “Property”) located in the Vernon Mining Division, British Columbia, Canada, which allows us an option to investigate and purchase the property until March 31, 2013, by making payment of $6,000 upon the execution of the Agreement. Hason may extend the option until October 30, 2013, by our making an additional payment of USD $2,000 on or before March 31, 2013. In consideration of signing the Agreement, we have paid to Hason the sum of $6,000 concurrently with the execution and delivery of the Agreement.

By paying the Vendor an additional $200,000 on or before October 30, 2013, Hason agrees to extend the option to purchase 100% of his interest in the Property upon the following terms:
	(a)	Cash Payments and Share Consideration: we shall pay Hason the sum of $250,000 or issue an equivalent market value in the Corporations common shares on or before June 1, 2016.
(b)

Work Commitments: we agree to incur a minimum of $800,000 in expenditures on the property by June 1, 2016, or until we exercise the right to acquire the Property. The Corporation shall spend $100,000 by December 31, 2013, $200,000 by June 1, 2014, and $500,000 by June 1, 2016. All such work on the property, when completed, shall be filed with the proper regulatory authorities.

(c)

Royalty: upon the Commencement of Commercial Production, we shall pay Hason a royalty (the “Royalty”), being equal to 2% of net smelter returns on all mineral production. We may purchase the Royalty at any time for the payment of $1,000,000.

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

Date: December 28, 2012.

By:	/s/ “Gaspar R. Gonzalez”

GASPAR R. GONZALEZ, President, Secretary, Treasurer and Director
(Principal Financial Officer and Chief Financial Officer)