Form 10-Q
period 2013-02-28
All American Gold Corp.
filed 2013-03-22
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended FEBRUARY 28, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 96,636,132 shares of Common Stock as of the date of this report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $421,136 predicated on 42,136,132 shares and based on the last reported sales price on the OTC Bulletin Board on that date (symbol “AAGC”). We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format. Yes [   ]       No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the third quarter ended February 28, 2013

BALANCE SHEETS AS OF FEBRUARY 28, 2013 (UNAUDITED), AND MAY 31, 2012.

STATEMENTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED FEBRUARY 28, 2013 (UNAUDITED), AND FEBRUARY 29, 2012 (UNAUDITED), AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2013 (UNAUDITED).

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2013 (UNAUDITED).

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 (UNAUDITED), AND FEBRUARY 29, 2012 (UNAUDITED), AND FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2013 (UNAUDITED).

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
AS OF FEBRUARY 28, 2013 (UNAUDITED), AND MAY 31, 2012

	February 28, 2013
	(Unaudited)	May 31, 2012

ASSETS

CURRENT ASSETS
Cash	$64	$21,201
Prepaid expenses	100	100
Exploration advances	1,000	1,000
TOTAL ASSETS	$1,164	$22,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party – former officer & director	$20,000	$20,000
Due to a non related party	30,500	10,500
Accounts payable and accrued liabilities	28,155	22,748

TOTAL LIABILITIES	78,655	53,248

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
800,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
96,636,122 shares of common stock respectively	96,636	96,636
Additional paid-in capital	2,080,249	2,079,121
Deficit accumulated during the exploration stage	(2,254,376)	(2,206,704)
Total stockholders’ equity (deficit)	(77,491)	(30,947)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,164	$22,301

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
FOR THE THREE- AND NINE-MONTHS ENDED FEBRUARY 28, 2013, AND FEBRUARY 29, 2012,
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2013
(Unaudited)

	Three Months	Three Months	Nine months	Nine months	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013

REVENUE	$-		$-		$-

Total revenue	-		-		-

EXPENSES

Exploration mining property – China	-	-	-	-	20,000
Exploration mining property – USA	-	11,969	-	375,518	645,137
Exploration mining property – Canada	-	-	6,000	-	6,000
Bank charges	67	126	175	466	2,597
Loss (gain) on currency exchange	-	-	-	504	1,233
Loss on conversion of debenture	-	-	-	71,996	71,996
Interest expense – promissory note	247	250	379	751	3,892
Imputed interest expense –notes & advances	376	-	1,128	-	2,653
Interest expense – convertible note	-	-	-	108,199	118,500
Contributed administrative support	-	-	-	-	300
Consulting	3,000	3,000	9,000	6,000	37,500
Office	1,206	2,359	4,199	14,871	42,964
Organizational costs	-	-	-	-	300
Professional fees	3,172	3,078	9,728	13,667	115,118
Corporate services	-	-	-	-	5,000
Public relations	-	1,560	2,643	10,877	19,553
Investor relations	-	12,500	-	42,500	45,000
Registration and filing fees	1,998	1,759	8,882	8,689	42,393
Management fees	-	3,000	3,000	1,011,000	1,043,477
Transfer agent fees	350	955	750	5,780	17,634
Travel and meals	-	459	1,788	3,039	13,129

Total expenses	10,416	41,015	47,672	1,673,857	2,254,376

NET LOSS FOR THE PERIOD	$(10,416)	$(41,015)	$(47,672)	$(1,673,857)	$(2,254,376)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	96,636,132	96,594,455	96,636,132	95,866,875

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2013 (UNAUDITED)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (note 3)	50,000,000	$50,000	$-	$-	$-	$50,000
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended May 31, 2006	-	-	-	-	(300)	(300)

Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000		5,000
March 23, 2007, common stock – private placement ($0.01/ share) (note 7)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)

Balance May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Contributed administrative support	-	-	100	-	-	100
Net loss for the year ended May 31, 2009	-	-	-	-	(22,061)	(22,061)

Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)

Balance May 31, 2009	72,000,000	72,000	(44,700)	-	(55,749)	(28,449)

Common stock subscribed for cash at $0.05 per share under S-1 registration	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)

Balance May 31, 2010	90,400,000	90,400	28,900	-	(132,800)	(13,500)

Common stock issued at a value of $0.05 per share – Nov 10, 2010 (note 6)	2,500,000	2,500	10,000	-	-	12,500
Intrinsic value of beneficial conversion feature of convertible debenture (Note 8)	-	-	118,500	-	-	118,500
Net loss for the year ended May 31, 2011	-	-	-	-	(407,884)	(407,884)

Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO FEBRUARY 28, 2013 (UNAUDITED)
(continued)

					Deficit
					Accumulated
			Additional	Share	During the
	(Note 7)		Paid-in	Subscription	Exploration
	Common Stock		Capital	Receivable	Stage	Total
	Number of
	shares	Amount
Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

Common stock issued at a deemed value of $0.50 per share – July 1, 2011, – consulting agreement	2,000,000	2,000	998,000	-	-	1,000,000
Common stock issued at a value of $0.50 per share – July 13, 2011, (note 6) – private placement	400,000	400	199,600	-	-	200,000
Common stock issued at $0.067 per share – July 13, 2011, (note 6) conversion of debenture	875,000	875	421,121	-	-	421,996
Common stock issued at a value of $0.70 per share – Sept 12, 2011, (note 6) – private placement	400,000	400	279,600	-	-	280,000
Common stock issued at a value of $0.51 per share – Oct 3, 2011, due under Nevada option agreements	19,455	19	18,167	-	-	18,186
Common stock issued at a value of $0.09 per share – Mar 26, 2012, due under Nevada option agreements (note 5 & 6)	41,677	42	3,708	-	-	3,750
Loss on conversion feature of convertible debenture (note 6)	-	-	71,996	-	-	71,996
Imputed interest on non-interest bearing notes payable	-	-	1,525	-	-	1,525
Net loss for the year ended May 31, 2012	-	-	-	-	(1,666,020)	(1,666,020)

Balance May 31, 2012	96,636,132	$96,636	$2,079,121	-	$(2,206,704)	$(30,947)

Imputed interest on non-interest bearing notes payable	-	-	1,128	-	-	1,128
Net loss for the nine months ended February 28, 2013	-	-	-	-	(47,672)	(47,672)

Balance, February 28, 2013	96,636,132	$96,636	$2,080,249	-	$(2,254,376)	$(77,491)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013, AND FEBRUARY 28, 2011,
AND FOR THE PERIOD FROM INCEPTION TO FEBRUARY 28, 2013
(Unaudited)

			Cumulative results of
	Nine months	Nine months	operations May 17,
	Ended	Ended	2006 (inception) to
	February 28, 2013	February 29, 2012	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(47,672)	$(1,673,857)	$(2,254,376)
Adjustments to reconcile net loss to net cash used in operating activities
- imputed interest expense	1,128	-	2,653
- contributed administrative expense	-	-	300
- issuance of shares under consulting agreement	-	1,000,000	1,012,500
- issuance of shares under option agreements	-	18,186	21,936
- accretion of interest on convertible notes	-	108,199	118,500
- loss on conversion of debenture	-	71,996	71,996
Changes in:
- prepaid expenses	-	(1,720)	(1,100)
- accounts payable and accrued liabilities	5,407	(9,819)	28,655

NET CASH USED IN OPERATING ACTIVITIES	(41,137)	(487,015)	(998,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	480,000	599,000
Loan from non-related parties	20,000	5,000	30,000
Repayment of notes payable	-	-	(41,091)
Proceeds from issuance of promissory note payable	-	-	61,091
Proceeds from convertible notes	-	-	350,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	485,000	999,000

NET INCREASE (DECREASE) IN CASH	(21,137)	(2,015)	64

CASH, BEGINNING OF PERIOD	21,201	9,913	-

CASH, END OF PERIOD	$64	$7,898	$64

Supplemental cash flow information: cash paid for

Interest on promissory and convertible notes	$-	$249	$3,142
Non-cash investing and financing activities
Common stock issued to convert notes payable	-	350,000	350,000

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2013

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

On August 23, 2010, the Company entered into three agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests – (a) an option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada; (b) an option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada; and a right of first refusal on an exploration property called the “Iowa Canyon” property in Lander County, Nevada for period of 12 months which resulted in the Company on September 9, 2011, entering into an option to acquire a 15% interest in the Iowa Canyon mineral exploration property (see Note 4) that was subsequently terminated on January 11, 2012. On September 7, 2012, by mutual agreement with TAC, the option agreement for the Goldfields West property was terminated as a result of unsuccessful exploration results to date. We are under no obligation to make further payment or share issues to TAC or Minquest.

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

In the accompanying financial statements, the Company incurred an accumulated deficit of $2,254,376 for the period from May 17, 2006 (inception), to February 28, 2013, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2013

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

On April 16, 2011, a director of the Company, through a wholly owned corporation, loaned the Company $20,000 in exchange for a promissory note. The note carries a five percent interest rate and matured on April 30, 2012; but no demand for collection has been received to date. Accrued interest payable on the note was $2,529 at February 28, 2013.

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

During fiscal 2011 - 2012 a director, through a wholly owned corporation loaned $40,000 (of which $20,000 has been repaid) to All American in the form of a promissory note which bears interest at the rate of 5% and was due and payable on April 30, 2012; although the note is currently due, the payee has agreed not to call the note especially in light of the repayment of $20,000 that was made during the previous year. Interest costs of $247 regarding notes payable and advances from officers and other related parties which had been arranged in prior fiscal years as well as the referenced advance were incurred in the current quarter ended February 28, 2013; $250 was incurred for similar period ended February 29, 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $379 and $751 respectively. For the period May 17, 2006 (inception), through February 28, 2013, All American has incurred a total of $3,892 on such expenses.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2013

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

Imputed interest expenses on notes & advances - prior to the current year, a former officer and director had advanced $20,000 in the form of a non-interest bearing promissory note and a non-related party had advanced $10,500 in the form of a non-interest bearing loan. An imputed interest of $1,525 was, therefore, deemed to have been incurred in the fiscal year ended on May 31, 2012, which was calculated using an interest rate of 5% (five percent) which is the interest rate that was payable on comparable notes and advances that we have recently incurred. $376 in such imputed expenses were incurred for the quarter ended February 28, 2013, while no such costs were incurred for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $1,128 and $0 (nil) respectively. For the period May 17, 2006 (inception), through February 28, 2013, All American has incurred a total of $2,653 on imputed interest expenses.

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

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2013

NOTE 4 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (continued)

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

NOTE 5 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

Mineral Property Interests – State of Nevada – U.S.A.

On August 23, 2010, we entered into two agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests. The interests that we have acquired are as follows:

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
February 28, 2013

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
February 28, 2013

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
February 28, 2013

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

On March 26, 2012, we issued 41,677 shares of our common stock to satisfy the annualized obligations of the option agreements on the Goldfield West property to TAC Gold to reimburse them for the equivalent dollar value ($3,750) of shares of TAC issued to Minquest Inc. under the underlying agreements to the option agreements between the Company and TAC at a price of $0.09 per share which reflected the average closing price of the Company’s stock on the OTC-BB for the ten days prior to the issuance in accordance with the terms of the agreement. We issued the shares in an offshore transaction relying on Regulation S and Section 4(2) of the Securities Act of 1933.

b)	Stock Options

The Company does not have a stock option plan and no options or rights to acquire options have been granted.

ALL AMERICAN GOLD CORP
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

Notes to the Interim Financial Statements
February 28, 2013

NOTE 7 – INCOME TAXES

As of February 28, 2013, the Company had net operating loss carry forwards of approximately $2,254,376 that may be available to reduce future years’ taxable income and will expire beginning in 2032. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2013, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10K AS FILED WITH THE SEC ON AUGUST 22, 2012.

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

Mining Projects Under Option

Mineral Property Interest – Vernon Mining Division – Vernon, British Columbia, Canada.

On November 1, 2012, we entered into a Mineral Property Acquisition Agreement with James Hason that set out the general terms and conditions between Hason and the Corporation in regards to the “Alex” mineral property located in the Vernon Mining Division, British Columbia, Canada, which allows us an option to investigate and purchase the property until March 31, 2013, by making payment of $6,000 (paid)upon the execution of the Agreement. Hason may extend the option until October 30, 2013, by our making an additional payment of USD $2,000 on or before March 31, 2013 under the following terms:

By paying the Vendor an additional $200,000 on or before October 30, 2013, Hason agrees to extend the option to purchase 100% of his interest in the Property upon the following terms:

(a)	we shall pay Hason the sum of $250,000 or issue an equivalent market value in All American common shares on or before June 1, 2016.

(b)

we agree to incur a minimum of $800,000 in expenditures on the property by June 1, 2016, or until we exercise the right to acquire the Property. We shall spend $100,000 by December 31, 2013, $200,000 by June 1, 2014, and $500,000 by June 1, 2016. All such work on the property, when completed, shall be filed with the proper regulatory authorities.

(c)

upon the commencement of commercial production, we shall pay Hason a royalty (the “Royalty”), being equal to 2% of net smelter returns on all mineral production. We may purchase the Royalty at any time for the payment of $1,000,000.

Property Information

The Alex property consists of two modified grid mineral claims, totalling 40 units, situated within the Monashee Mountains. The property is located approximately 70 kilometres by road east of Vernon, B.C. via Lumby and Cherryville on Highway 6, for 61.5 kilometres to the South Fork Forest Service Access Road. The South Fork Road, can be followed eastwards for nine kilometres to the Silver Bell Road. It was originally staked by Golden Porphyrite Ltd. in 1983 as part of a large staking package. The Alex and the Snow claims to the south are the two significant properties resulting from that effort. The Alex claims were restaked in 1987 to get rid of fractions and was recently the subject of further investigation in a continuing attempt to locate the source of the gold in Holmes and Beavon Creeks and to provide an explanation for anomalous gold values previously found along Holmes Creek Road.

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
  An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property. On September 11, 2012, we and TAC mutually agreed to terminate the option based on unsatisfactory results to date No further payments or consideration is required under the Goldfield West option agreement.

Belleville Property - Mineral County, Nevada

Pursuant to the terms of the option agreement, we assumed 70% of the obligations of TAC under their agreement with Minquest on the Belleville property which consists of All American:

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

Technically, as of the date of this report, we are in default of the agreement for not having issued shares to TAC, for not having paid the $150,000 property expenditure or made the annual property payment of $30,000. However, TAC has not yet submitted the appropriate documentation for their share issuance to Minquest so we currently do not have a basis upon which to make our share issuance to TAC. Further, we are still awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward later in 2013 and will make whatever expenditures are required at that time. In the event that we elect to terminate the agreement, no payment or share issues would be required to be made. Should TAC fail to issue the shares under its agreements with Minquest or fail to make its required property expenditures, All American would either have to negotiate with Minquest and form a new agreement between Minquest and All American or terminate the agreement and lose our interest in the property or make some other mutually agreeable arrangement with the parties involved.

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

Goldfields West Property, Esmeralda County, Nevada

In regards to the option agreement for the Goldfields West property, the assumed obligations consisted of:

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

Upon payment of the $300,000 to TAC Gold Inc. (paid as to $200,000 on September 14, 2011, and $100,000 on November 24, 2011, payment of which included a ‘credit’ for the annualized payment due at January 20, 2012), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we were required to make aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over the same period as described in the table below.

In addition, TAC Gold was required to make certain share issuances to Minquest under the terms of the option agreement between them (1,000,000 shares in regards to the Goldfield West Property, periodically over the terms of the agreements). We were obligated to reimburse TAC Gold in either cash for the fair market value of the TAC Gold shares that were issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due.

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

Our Proposed Exploration Program – Plan of Operation

Belleville Property - Mineral County, Nevada – Drilling Plan

We are awaiting a formalized exploration program from TAC, Minquest and their engineers as to the planned exploration program for the current work season; we expect to be in a position to move forward in the late Spring or Summer of 2013 and will make whatever expenditures are required at that time.

After geologic mapping and geochemical sampling was completed, a Gradient IP-Resistivity and Ground Magnetic survey of the area was commissioned. The survey found a possible extension of one of the shear zones under pediment cover. The anomaly is roughly 1,000 feet long. All American plans to test the geophysical anomaly with angled reverse circulation (RC) drilling from two drill sites. A total of 1,500 to 2,000 feet of drilling is planned.

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

On December 1, 2010, we entered into a consulting agreement with Brent Welke, our former senior officer and a director, for a term of 36 months, whereby Mr. Welke agreed to provide the Corporation with various consulting services as president, secretary and chief executive officer, and act as a director of the Corporation. As compensation, the Corporation agreed to pay him $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and to issue 2,500,000 shares of the Corporation’s common stock which were issued on November 10, 2010. On August 30, 2012, Mr. Welke resigned as an officer and director of the Company; the agreement was thereby terminated on that date.

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

Results of Operations

All American was incorporated as Osprey Ventures, Inc. on May 17, 2006, and changed its name to All American Gold Corp. on October 15, 2011; comparative periods for the quarters ended February 28, 2013, and February 29, 2012, and from May 17, 2006 (inception), through February 28, 2013, are presented in the following discussion.

Since inception, we have used our common stock, advances from related and non-related parties, and private placements of our securities or convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on May 17, 2006, to February 28, 2013, was $999,000 as a result of proceeds received from sales of our common stock ($599,000), an advance from a director ($20,000 excluding interest payable), an advance by way of a promissory note from a non-related party ($30,000 excluding interest payable) and a convertible debenture ($350,000) which was converted to common shares of our capital.

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2013. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarters ended February 28, 2013, and February 29, 2012, was $0.

COMMON STOCK –Net cash provided by equity financing activities during the nine-month periods ended February 28, 2013, was $0 (nil) and for the similar period last year (2012) was $480,000 as proceeds from the issuance of common stock. For the period from inception on May 17, 2006, through to and including February 28, 2013, the amount was $599,000 provided by the sale of common stock in 2006, 2009 and 2012. No options or warrants were issued to issue shares at a later date in the quarter.

EXPENSES

	Three Mo.	Three Mo.	Nine mo.	Nine mo.	May 17, 2006
	Ended	Ended	Ended	Ended	(inception) to
	February	February	February	February 29,	February 28,
	28, 2013	29, 2012	28, 2013	2012	2013

Exploration mining property – China	-	-	-	-	20,000
Exploration mining property – USA	-	11,969	-	375,518	645,137
Exploration mining property – Canada	-	-	6,000	-	6,000
Bank charges	67	126	175	466	2,597
Loss (gain) on currency exchange	-	-	-	504	1,233
Loss on conversion of debenture	-	-	-	71,996	71,996
Interest expense – promissory note	247	250	379	751	3,892
Imputed interest expense –notes & advances	376	-	1,128	-	2,653
Interest expense – convertible note	-	-	-	108,199	118,500
Contributed administrative support	-	-	-	-	300
Consulting	3,000	3,000	9,000	6,000	37,500
Office	1,206	2,359	4,199	14,871	42,964
Organizational costs	-	-	-	-	300
Professional fees	3,172	3,078	9,728	13,667	115,118
Corporate services	-	-	-	-	5,000
Public relations	-	1,560	2,643	10,877	19,553
Investor relations	-	12,500	-	42,500	45,000
Registration and filing fees	1,998	1,759	8,882	8,689	42,393
Management fees	-	3,000	3,000	1,011,000	1,043,477
Transfer agent fees	350	955	750	5,780	17,634
Travel and meals	-	459	1,788	3,039	13,129

Total expenses	10,416	41,015	47,672	1,673,857	2,254,376

NET LOSS FOR THE PERIOD	$(10,416)	$(41,015)	$(47,672)	$(1,673,857)	$(2,254,376)

SUMMARY – Total expenses were $10,416 in the quarter ended February 28, 2013, and $41,015 for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $47,672 and $1,673,857 respectively. A total of $2,254,376 in expenses has been incurred since inception on May 17, 2006, through February 28, 2013. These costs have and will vary from quarter to quarter based on the level of general corporate activity, acquisitions, exploration operations and capital raising and decreased significantly in the nine-month period under discussion as a result of our having accounted for the issuance of 2,000,000 common shares to a director and officer under a consulting agreement at a cost of $1,000,000 last year without incurring similar issues this year and for the reduction in exploration costs this year to date. Costs can be further subdivided into:

EXPLORATION AND ACQUISITION EXPENSES – MINING PROPERTIES – CANADA: $0 (nil) was paid in the current periods for 2013 and 2012 as part of the acquisition expenses of our optioned properties in B.C. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $6,000 and $0 (nil) respectively. For the period May 17, 2006 (inception) through February 28, 2013, All American has incurred $6,000 in total on expenses in the acquisition and exploration of mining properties in Canada.

EXPLORATION AND ACQUISITION EXPENSES – MINING PROPERTIES – U.S.A.: $0 (nil) was expended in the current period as part of the exploration expenses of our optioned properties in the Nevada while $11,969 was expended in the similar quarter ended February 29, 2012. For the six month periods ended February 28, 2013, and February 29, 2012, the comparative values were $0 (nil) and $375,518 respectively. For the period May 17, 2006 (inception) through February 28, 2013, All American has incurred $645,137 in total on expenses in the acquisition of the option on the Goldfields West, Belleville and Iowa Canyon properties as well as the Letters of Intent on the Essex and Bell Flats projects.

RESOURCE PROPERTY EXPLORATION EXPENSES – CHINA: All American did not incur any costs in regards to the Gao Feng property in China during the current quarter or for the similar period in 2012. For the period May 17, 2006 (inception) through February 28, 2013, All American has incurred $20,000 in total on expenses in the exploration and holding of the property. The option on this project has been terminated and no further expenses will be incurred.

BANK CHARGES: All American incurred $67 in bank or related fees for the quarter ended on February 28, 2013, and $126 for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $175 and $466 respectively. From inception on May 17, 2006, we have incurred a total of $2,597 in bank charges. This cost category should generally have little variance between quarters.

LOSS (GAIN) ON CURRENCY EXCHANGE: All American did not incur and gains or losses in currency exchange in the quarters ended on February 28, 2013, or February 29, 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $0 (nil) and $504, respectively. From inception on May 17, 2006, to February 28, 2013, we have incurred a total of $1,233 in losses on currency exchange.

INTEREST EXPENSE – CONVERTIBLE DEBENTURE: On November 10, 2011, the Corporation issued $350,000 in a non-interest bearing convertible debentures to a single creditor in exchange for cash proceeds used to make the payment due to TAC under the Goldfields agreement in the amount of $300,000 and $50,000 was allocated to working capital. All or any portion of the amounts due under the convertible notes, which were to mature on August 23, 2015, could be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes were to be accreted over the term of the convertible notes up to their face value of $350,000. The debenture was converted to shares on July 13, 2011. During the quarters ended February 28, 2013, and February 29, 2012, the Corporation accreted interest of $0 (nil). For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $0 (nil) and $108,199 respectively. Since inception on May 17, 2006, we incurred a total of $118,500 in interest accretable on such notes. In the future, this cost category will change based on financing activities.

LOSS ON CONVERSION OF DEBENTURE: Based on the terms of the above noted convertible debenture agreement we should have issued 765,027 shares but over allotted the number of shares to be issued (875,000) through an error in calculating the closing price as stipulated under the agreement. The value of those over allotted shares (109,973 shares) was $71,996 which is reflected in the financial statements as being a loss on the conversion and recorded in the statements as such. $0 (nil) in losses on conversion of debts was incurred for the year ended May 31, 2011. All American incurred $0 (nil) loss on convertible debentures for the quarter and nine-month period ended on February 28, 2013, and $71,996 for the similar periods in 2012. A total of $71,996 has been incurred in the period from inception on May 17, 2006, to February 28, 2013.

INTEREST EXPENSE ON PROMISSORY NOTES: During fiscal 2011 - 2012 a director, through a wholly owned corporation loaned $40,000 (of which $20,000 has been repaid) to All American in the form of a promissory note which bears interest at the rate of 5% and was due and payable on April 30, 2012; although the note is currently due, the payee has agreed not to call the note especially in light of the repayment of $20,000 that was made during the previous year. Interest costs of $247 regarding notes payable and advances from officers and other related parties which had been arranged in prior fiscal years as well as the referenced advance were incurred in the current quarter ended February 28, 2013; $250 was incurred for similar period ended February 29, 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $379 and $751 respectively. For the period May 17, 2006 (inception), through February 28, 2013, All American has incurred a total of $3,892 on such expenses. In the future this cost category will change based on whether there are advances or loans from related parties.

IMPUTED INTEREST EXPENSE (NOTES & ADVANCES)– Prior to the current year, a former officer and director had advanced $20,000 in the form of a non-interest bearing promissory note and a non-related party had advanced $10,500 in the form of a non-interest bearing loan. An imputed interest of $1,525 was, therefore, deemed to have been incurred in the fiscal year ended on May 31, 2012, which was calculated using an interest rate of 5% (five percent) which is the interest rate that was payable on comparable notes and advances that we have recently incurred. $376 in such imputed expenses were incurred for the quarter ended February 28, 2013, while no such costs were incurred for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $1,128 and $0 (nil) respectively. For the period May 17, 2006 (inception), through February 28, 2013, All American has incurred a total of $2,653 on imputed interest expenses.

CONTRIBUTED ADMINISTRATIVE SUPPORT: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarters ended February 28, 2013, and 2012. A total of $300 has been incurred in the period from inception on May 17, 2006, to February 28, 2013. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

CONSULTING FEES: We incurred $3,000 in consulting fees for the quarter ended February 28, 2013, and $3,000 for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $9,000 and $6,000 respectively. For the period May 17, 2006 (inception), through February 28, 2013, $37,500 was recorded for such costs.

OFFICE EXPENSES: $1,206 in office expenses were incurred in the quarter ended February 28, 2013, and $2,359 in the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $4,199 and $14,871 respectively. For the period May 17, 2006 (inception), through February 28, 2013, a total of $42,964 has been spent on office related expenses. Cost items encompass telephone, facsimile, courier, photocopying, postage, website design and operation and general office expenses and services. This category will vary based on overall business activity as well as financing activities.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the quarters ended on February 28, 2013, or 2012. From inception to May 17, 2006, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $3,172 in professional fees for the quarter ended on February 28, 2013, and $3,078 for the 2012 period. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $9,728 and $13,667 respectively. From inception on May 17, 2006, we have incurred a total of $115,118 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on legal, accounting and new business activities.

CORPORATE SERVICES: We incurred $0 (nil) corporate service fees for the quarters ended on February 28, 2013, and 2011 or for the nine month periods ended February 2013 and 2012. From inception on May 17, 2006, we have incurred a total of $5,000 in corporate service fees.

PUBLIC RELATIONS: All American incurred $0 (nil) in public relations and related costs for the quarter ended on February 28, 2013, and $1,560 for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $2,643 and $10,877 respectively. From inception on May 17, 2006, we have incurred a total of $19,553 in public relations fees.

INVESTOR RELATIONS: All American incurred $0 (nil) in investor relations and related costs for the quarters ended on February 28, 2013, and $12,500 for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $0 (nil) and $42,500 respectively. From inception on May 17, 2006, we have incurred a total of $45,000 in public relations fees.

REGISTRATION AND FILING FEES: All American incurred $1,998 in registration and filing fee expenses for the quarter ended on February 28, 2013, and $1,759 for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $8,882 and $8,689 respectively. From inception on May 17, 2006, we have incurred a total of $42,393 in registration and filing fees. This cost category will vary depending on the capital raising activities of the Corporation but otherwise consists of the cost of filing our annual, quarterly and other reports and general meeting information on EDGAR.

MANAGEMENT FEES AND COMPENSATION: On December 1, 2010, the Company entered into a consulting agreement with Brent Welke, our president and a director, whereby Mr. Welke agreed to provide the Company with various consulting services. As compensation, the Company agreed to pay Mr. Welke US $1,000 on the first day of each month, pursuant to the terms of the consulting agreement and issued 2,500,000 shares of the Company’s common stock which, for accounting purposes, has been valued at $12,500 which is based on the last issue price of our common stock of $0.005 per share. On August 30, 2012, he resigned as an officer and director of the Company with the agreement being terminated on that date. All American incurred $0 (nil) in management fee expenses for the quarter ended on February 28, 2013, and $3,000 for the similar period in 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $3,000 and $1,011,000 respectively. From inception on May 17, 2006, we have incurred a total of $1,043,477 in management and compensation expenses.

TRANSFER AGENT FEES: $350 was spent on transfer agent costs and attendant expenses in the quarter ended February 28, 2013, while $955 was spent in the similar period of 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $750 and $5,780 respectively. For the period May 17, 2006 (inception), through February 28, 2013, a total of $17,634 has been spent on transfer agent expenses.

TRAVEL AND MEAL EXPENSES: $0 (nil) was spent in travel and meal costs in the quarter ended on February 28, 2013, and $459 was spent in the similar quarter of 2012. For the nine-month periods ended February 28, 2013, and February 29, 2012, the comparative values were $1,788 and $3,039 respectively. For the period May 17, 2006 (inception), through February 28, 2013, a total of $13,129 has been spent on travel and meal expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month periods ended February 28, 2013, and February 29, 2012, the comparative values were $41,137 and $487,015 respectively. A total of $998,936 in net cash has been used for the period from inception on May 17, 2006, to February 28, 2013.

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

Plan of Operation

As of February 28, 2013, we had a deficit of $77,491 in working capital. We are currently working with interested parties to secure all the financing necessary for the planned exploration program on our Nevada project and for the B.C. property exploration plan through the next year along with adequate working capital to support our non-exploration activities.

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

At this time no further work on the IP target is planned given the unstable nature of the alluvium. Additional drilling methods will be studied before considering further testing. All American Gold plans to review other targets on the property for future exploration with its technical team. Minquest and TAC along with our engineers are reviewing the property to determine alternate drilling locations or a method of avoiding the alluvium and being able to continue to be able to drill the planned target. We do not expect a decision on the method of attack until later in 2013. TAC has agreed to postpone our obligation to make further payments on the property by one year, to delay the 2012 exploration program until at least May 31, 2013, and to extend the option agreement by one full year.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2013 – 2014. Management projects that we may require up to $600,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$100,000
Belleville exploration expenses	180,000
Alex claims exploration expenses	200,000
Working capital	120,000
Total	$600,000

As at February 28, 2013, we had a working capital deficit of $77,491. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

For the quarter ended February 28, 2013, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, advances from related parties and convertible debentures to raise money for our optioned acquisitions and for corporate expenses. Net cash provided by financing activities from inception on May 17, 2006, to February 28, 2013, was $999,000 as a result of gross proceeds received from sales of our common stock (less offering costs) ($599,000), an advance in the form of a promissory note from related and non-related parties ($50,000) and a convertible debenture in the amount of $350,000.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May, 2006 for cash consideration of $5,000 and issued 2,200,000 shares through a Rule 903 Regulation S offering in April, 2007 for cash consideration of $22,000 to a total of 8 placees. In 2009, we issued 1,840,000 shares through an S-1 registration statement to 43 investors for cash consideration of $96,000. On October 15, 2011, we forward split a total of 9,040,000 shares of common stock that had been issued up to that date on the basis of 10 new shares for one old share which thereby resulted in a total of 90,400,000 shares being outstanding at that date. In July, 2011 we issued 2,000,000 shares through a Section 4(2) exemption to our senior financial officer as part of a consulting agreement at a deemed price of $0.001 per share and issued 400,000 shares through a Rule 903 Regulation S offering for cash consideration of $200,000 to a single placee. In October, 2011 and March, 2012 we issued a total of 61,132 shares through a Section 4(2) exemption to TAC Gold under the Nevada option agreements.

As of February 28, 2013, our total assets consisted entirely of cash ($64), prepaid expenses ($100) and advances on exploration projects expenses ($1,000) for a total of $1,164 while our total liabilities were $78,655. Working capital stood at a deficit of $77,491.

For the quarter ended February 28, 2013, the net loss was $10,416 ($0.00 per share) while for February 29, 2012, the net loss was $41,015 ($0.00 per share). The loss per share was based on a weighted average of 96,636,132 common shares outstanding for the current quarter and 96,594,455 for the quarter ended February 29, 2012. The net loss from May 17, 2006 (inception), to February 28, 2013, is $2,254,376.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2013. Inflation is moderately higher than it was during 2011 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended February 28, 2013, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any nine-month period, a number of shares that do not exceed the greater of (1) the average weekly trading volume in our shares during the four calendar weeks preceding such sale or (2) 1% of the then outstanding shares. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Section 4(2) of the Securities Act. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to February 28, 2013, was $999,000 as a result of proceeds received from sales of our common stock and an advance from a related party and lines of credit & promissory notes. During that same period, the following table indicates how the proceeds have been spent to date:

Exploration mining property – China	20,000
Exploration mining property – USA	645,137
Exploration mining property – Canada	6,000
Bank charges	2,597
Loss (gain) on currency exchange	1,233
Loss on conversion of debenture	71,996
Interest expense – promissory note	3,892
Imputed Interest expense – notes and advances	2,653
Interest expense – convertible note	118,500
Contributed administrative support	300
Consulting	37,500
Office	42,964
Organizational costs	300
Professional fees	115,118
Corporate services	5,000
Public relations	19,553
Investor relations	45,000
Registration and filing fees	42,393
Management fees	1,043,477
Transfer agent fees	17,634
Travel and meals	13,129
Total expenses to February 28, 2013	2,254,376

Common Stock

During the nine-month period ended February 28, 2013, nil (0) shares were issued.

As of February 28, 2013, there were 96,636,132 shares issued and outstanding. No other shares were issued during the quarter under consideration.

Options

No options were granted during the nine-month period ending February 28, 2013.

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

Reports on Form 8-K filed during the quarter ended February 28, 2013: None

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

Date: March 22, 2013.

By: /s/ “Gaspar R. Gonzalez”
       GASPAR R. GONZALEZ,
       President, Secretary, Treasurer and Director
       (Principal Financial Officer and Chief Financial Officer)