Form 10-K
period 2013-05-31
All American Gold Corp.
filed 2013-08-06
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-54008

ALL AMERICAN GOLD CORP.
(Exact name of small business issuer in its charter)

Wyoming	26-0665571
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

514 Enfield Road, Delray Beach, FL	33440-2840
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766
Issuer’s Web site: www.allamericangoldcorp.com
Issuer’s email address: info@allamericangoldcorp.com or allamericangold@gmail.com

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 42,136,122 common shares at $0.01 = $421,361.

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

TABLE OF CONTENTS

Item 1	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure of Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services
Part 15	Exhibits, Financial Statements and Schedules

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

PART I

Item 1.        Description of Business.

Overview

We were incorporated in the State of Wyoming on May 17, 2006, as Osprey Ventures, Inc. and established a fiscal year end of May 31. On October 15, 2010 we changed our name to All American Gold Corp. and effected an 10:1 forward split of our common stock. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 514 Enfield Road, Delray Beach, FL 33440-2840. Our telephone number is (888) 755-9766 and our e-mail addresses are info@allamericangoldcorp.com or allamericangold@gmail.com.

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

Our Current Business – Mineral Exploration – Mining Projects

Mineral Property Interests – State of Nevada – U.S.A. (with TAC and Minquest)

On August 23, 2010, we entered into three agreements with TAC Gold Inc. (“TAC”), a Canadian reporting issuer which trades on the Canadian National Stock Exchange (CNSX), in regards to the acquisition of certain property interests. The interests that we acquired were as follows:

  A 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada subject to our making certain payments, share issuances and exploration expenditures through 2016. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest has retained a 3% net smelter return royalty); the option on the property was terminated on September 11, 2012, as the result of poor results and overburden issues;
  A 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada subject to our making certain payments, share issuances and exploration expenditures through 2017. TAC has an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property; the option on the property was terminated on May 31, 2013, because of inadequate results and TAC’s election not to move forward on the project.

Belleville Property - Mineral County, Nevada

Pursuant to the terms of the agreement, we assumed 70% of the obligations of TAC under their agreement with Minquest which consisted of All American:

  Making payments in the aggregate amount of $170,000 in annual periodic payments ranging from $20,000 to $50,000, to the sixth anniversary of the underlying option agreement.
  Incurring exploration expenditures in the aggregate amount of $1,320,000 in annual amounts ranging from $120,000 to $400,000, to the seventh anniversary of the underlying option agreement.

In addition, TAC was required to make certain share issuances to Minquest under the terms of the option agreements between them (700,000 shares periodically over the terms of the agreement). We are obligated to reimburse TAC in either cash for the fair market value of the TAC shares that are issued to Minquest or in the issuance of the equivalent value of All American shares as have a market value equal to the amount of the payment then due.

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

On September 11, 2012, we and TAC elected to terminate the agreement as the result of poor results and overburden issues; no further payment or share issues are required to be made..

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

Goldfields West Property, Esmeralda County, Nevada

In regards to the agreement for the Goldfields West property, the obligations assumed consisted of:

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

Upon payment of the $300,000 to TAC (paid as to $200,000 on September 14, 2011, and $100,000 on November 24, 2011, payment of which included a ‘credit’ for the annualized payment due at January 20, 2012), we earned a 35% interest in the Goldfield West Property. In order to maintain this 35% interest, we are required to aggregate cash payments of $98,000 over a seven year period and incur an aggregate of $770,000 in exploration expenditures over a seven year period as described in the table below.

In addition, TAC was required to make certain share issuances to Minquest under the terms of the option agreement between them (1,000,000 shares periodically over the terms of the agreements). We were obligated to reimburse TAC in either cash for the fair market value of the TAC shares that were issued to Minquest or in the issuance of the equivalent value of All American shares as had a market value equal to the amount of the payment then due.

The schedule of payments, stock issuances & required property expenditures to be incurred by All American under the Goldfields West agreement was as follows:

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

* included as part of the cost of the acquisition of the agreement and paid by TAC

After reviewing a revised exploration program from Minquest and their engineers as to the planned exploration program for the current work season, TAC elected not to go forward and we followed suit. The issue involved a lack of sufficient results and the high cost of the projected exploration program with little or no indication of positive results from the program. Since we elected to terminate the option agreement, no further payment or share issues are required to be made.

The Goldfield West property is an exploration property comprised of 105 unpatented mining claims covering a total of 850 hectares or 2100 acres, approximately 3.5 hours northwest of Las Vegas, Nevada, by car; it is approximately 3 miles west of the town of Goldfield and adjacent to International Minerals (IMZ) Goldfield properties and is easily accessed via well graded dirt roads.

Mineral Property Interests – State of Nevada – U.S.A. (with Desert Pacific Explorations, Inc.)

Bell Flats Mineral Property – Churchill County, Nevada

On May 7, 2012, we entered into a non-binding Letter of Intent (the “Desert Pacific ‘Bell Flats’ LOI”) with Desert Pacific Exploration, Inc. (“Desert Pacific”) that set out the general terms and conditions between Desert Pacific and the Corporation for the “Bell Flats” mineral property located in Churchill County, Nevada, which allowed us to exclusively investigate the mineral property for a forty-five (45) day period until June 22, 2012, whereby the Corporation would have an exclusive right to enter into a mining option agreement with Desert Pacific at any time prior to June 22, 2012. In consideration of signing the Letter of Intent, we paid to Desert Pacific sum of $2,500 concurrently with the execution and delivery of the LOI.

The Bell Flats Project was comprised of 14 unpatented mining claims covering a total of 280 acres within the Nevada mining district, Churchill County, Nevada located approximately 5 miles north of Gabbs, Nevada and 25 miles north of the Paradise Peak mine. This project represents an exploration property with no defined resource. Extensive soil and rock sampling, geophysical surveys and drilling have identified several alteration zones along a corridor approximately 3,500 meters in length. Gold and silver occur developed along the contact of jasperoid and argillized Tertiary volcanic rock intermittently along the corridor. The mineralization has been encountered from surface to depths of 160 meters in drilling. Gold values exceed 5.1 g/t in trenching while silver values reach 200 g/t from historic drilling. The mineralized zone is open in all directions. A “Santa Fe type” model is indicated for the project based on the geology and alteration.

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

On June 22, 2012, the Board, following consultation with our geological engineer, elected not to proceed with exploration work or to enter into an option agreement in regards to the Bell Flats mineral property. Our engineers advised that there was insufficient merit to the project and All American was advised to not enter into a mining option agreement with Desert Pacific to explore the project. As a result, we have no further obligations under the Letters of Intent on the project.

Mineral Property Interest – Vernon Mining Division – Vernon, British Columbia, Canada.

Alex Mineral Claims (with James Hason)

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

By paying the Vendor an additional $200,000 on or before October 30, 2013, Hason agreed to extend the option to purchase 100% of his interest in the Property upon the following terms:

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

On March 31, 2013, the Board, following consultation with our geological engineer, elected not to proceed with exploration work or to enter into an option agreement in regards to the Hason Mineral Claims. Our engineers advised that given the current mining climate, the high cost of a projected exploration program that did not indicate positive results would come from the exploration efforts that there was insufficient merit to the project and All American was advised to not enter into a mining option agreement to explore the project. As a result, we have no further obligations under the Mineral Property Acquisition.

We do not claim to have any ores or reserves whatsoever at this time on any of our mineral properties.

We are currently seeking other projects and mineral interests in which we may become involved that will have merit as potential positive mining projects.

Item 1A      Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

1.        We need to continue as a going concern if our business is to succeed. Our registered public accounting firm’s report to our audited financial statements for the year ended May 31, 2013, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of sufficient working capital, significant operating losses, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.

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

3.       Because we have limited business operations, we face a high risk of business failure. We were incorporated on May 17, 2006, and have been involved primarily in organizational activities and the acquisition & exploration of our mineral properties. We have not earned any revenues as of the date of this Annual Report on Form 10-K. Prior to completion of any exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

10.      Trends, Risks and Uncertainties. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.      Unresolved Staff Comments

None

Item 2.        Properties

Our principal office is located at 514 Enfield Road, Delray Beach, FL 33440-2840. Our telephone number is (888) 755-9766. Our principal office is provided by our senior officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

Item 3.        Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to All American.

Item 4.        Submission of Matters to a Vote of Security Holders

Our last Annual General Meeting (“AGM”) was held on November 26, 2012, at which time stockholders approved the following actions:

1.	received the financial statements of the Corporation for its financial year ended May 31, 2012, together with the report of the independent auditors thereon;
2.	fixed the number of directors at two for the coming year;
3.	elected one director, Dr. Gaspar R. Gonzalez, Jr., to serve until the next Annual General Meeting of Shareholders or until his respective successor is elected or appointed;
4.	ratified the appointment of M&K CPAs, PLLC, of Houston, Texas to act as independent certifying accountants and auditors of the Corporation for the financial year ended May 31, 2013.

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

Quarter Ended	High Bid	Low Bid
August 31, 2012	$0.01	$0.01
November 30, 2012	$0.01	$0.01
February 29, 2013	$0.01	$0.01
May 31, 2013	<$0.01	<$0.01

Our common shares are issued in registered form through Madison Stock Transfer, Inc. of 1688 East 16th Avenue, Suite 7, Brooklyn, NY 11229-0145 which is our stock transfer agent. They can be contacted by telephone at (718) 627-4453 and by facsimile at (718) 627-6341.

On May 31, 2013, the shareholders' list of our common shares showed 16 registered shareholders holding 59,269,761 shares with a further 37,366,361 shares being held by broker-dealers. There are 96,636,122 shares outstanding.

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

Results and Plan of Operation for Mining Properties

Mineral Properties – United States of America - Nevada

We held interests in the Belleville property and the Goldfield West property subject to our making certain payments, share issuances and exploration expenditures through 2016 and 2017 respectively. For a description of the agreements, please see the section entitled “Our Current Business” on pages 5 to 8 above. Following decisions by TAC to proceed no further with the two projects, our engineers advised that given the current mining climate, the high cost of the projected exploration program that did not indicate positive results would come from the exploration efforts that there was insufficient merit to the project and All American was advised to not continue efforts to explore the project. As a result, we have no further obligations under the Mineral Property Acquisition and have terminated the option agreements.

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

Significant gold and silver mineralization was earlier detected only within the NESW trending shear/vein systems. Although these shears are rarely more than a few feet wide, they persist for at least 1000 feet along strike. Surface samples were mainly grab samples from prospect pits and dumps. Sampling of the many short adits that occur on the property consisted of chip channel sampling across the ceilings (backs) which gives information on width as well as grade. All adit samples were across the veins using a 2.0 foot width (0.6 meters).

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

All American Gold reviewed other targets on the property for future exploration with its technical team. Minquest and TAC along with our engineers reviewed the property to determine alternate drilling locations or a method of avoiding the alluvium and being able to continue to be able to drill the planned target. TAC agreed to postpone our obligation to make further payments on the property by one year, to delay the 2012 exploration program until at least May 31, 2013, and to extend the option agreement by one full year.

Our engineers advised that given the current mining climate, the high cost of a projected exploration program that did not indicate positive results would come from the exploration efforts that there was insufficient merit to the project and All American was advised to not continue with further efforts to explore the project. At this time no further work on the IP target is planned given the unstable nature of the alluvium. As a result, we have no further obligations under the Property Acquisition Agreement.

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

As a result of the current mining climate and the challenge of raising sufficient capital to carry out a further drill program, TAC elected to terminate the Option Agreement on May 31, 2013. Richard Kern, M.S., (P.Geo. and SME member) of Reno, Nevada, is the Company’s qualified person on the project.

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

On June 22, 2012, the Board of Directors following consultation with our geological engineer elected not to proceed with exploration work or to enter into an option agreement with Desert Pacific in regards to the Essex mineral property. After reviewing all of the available data our engineers concluded that there was insufficient merit to the projects and that All American was advised to not enter into a mining option agreement with Desert Pacific to explore the project. As a result, All American has no further obligations under the Letters of Intent on either project.

Alex Mineral Claims (with James Hason) – Vernon Mining Division – Vernon, British Columbia

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

Map of the property location of the Alex Claims in British Columbia

On March 31, 2013, the Board, following consultation with our geological engineer, elected not to proceed with exploration work or to enter into an option agreement in regards to the Hason Mineral Claims. Our engineers advised that given the current mining climate, the high cost of a projected exploration program that did not indicate positive results that might come from the exploration efforts, there was insufficient merit to the project and All American was advised to not enter into a mining option agreement to explore the project. We, therefore, terminated the agreement with the vendor and as a result, have no further obligations under the Mineral Property Acquisition.

We do not claim to have any ores or reserves whatsoever at this time on any of our mineral properties.

We are currently seeking other projects and mineral interests in which we may become involved that will have merit as potential positive mining projects.

RESULTS OF OPERATIONS

	Year Ended May 31
		2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$53,017		$1,666,020
Net Profit (Loss)		$(53,017)		$(1,666,020)

COMMON SHARES: Since inception we have used common stock, notes payable, a convertible debenture and an advance from both related and non-related parties to raise money for our optioned mineral acquisitions and corporate expenses. Net cash provided by financing activities in the current fiscal year ended May 31, 2013, was $37,000 which was provided by to non-related party through the issuance of a promissory note. Net cash provided by financing activities from inception on May 17, 2006, was $1,016,000 ($599,000 as proceeds received from sales of our common stock $355,000 through a convertible debenture plus a net borrowing of $62,000).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2013 and 2012 are outlined in the table below:

	Year Ended May 31
	2012	2012
Exploration mining property - USA	$ (12,677)	$ 341,330
Exploration mining property - Canada	6,000	-
Bank charges	257	758
Loss on currency exchange	-	504
Loss on conversion of debt	-	71,996
Imputed interest expense – promissory notes & advances	1,503	1,525
Interest expense - promissory notes & advances	768	869
Interest expense – convertible debenture	-	108,199
Consulting	12,000	9,000
Office	9,014	18,060
Professional fees	13,852	20,058
Investor relations	-	45,000
Public relations	4,535	11,390
Registration and filing fees	10,976	11,328
Management fees	3,000	1,014,000
Transfer agent	1,200	7,680
Travel and meals	2,588	4,323
TOTAL	$53,017	$1,666,020

Operating expenses for the year ended May 31, 2013, decreased by approximately 97% compared to the similar period in 2012 largely due to the lack of significant exploration expenditures and the lack of the underlying potential cost of the issuance of option stock under a consulting agreement with an executive officer which amounted to a charge of $1,000,000 in 2012. Excluding this charge, the decrease relative to the previous year would only have been approximately 92%. During the past year we continued our business plan, elected to not proceed with further exploration work on the Goldfield West and Belleville properties as a result of costs, the lack of significant results from earlier exploration and the loss of a partner and made due diligence enquiries on two other projects in Nevada and British Columbia.

During the year ended May 31, 2013, All American incurred operating expenses of $53,017 as compared to $1,666,020 for the prior year and a total of $2,259,721 for the period from inception on May 17, 2006, to May 31, 2013. The costs incurred can be further subdivided into the following categories. The significant decrease was the result of a lack of an exploration program during the current year.

EXPLORATION OF MINING PROPERTY – CHINA: No costs were incurred in the past two years pertaining to the phase I exploration program on our optioned exploration property in China, the Gao Feng gold property under which the option was terminated in 2011. Since inception on May 17, 2006, we have incurred a total of $20,000 in resource property exploration expenses in China. This cost category will have no further costs incurred in the future.

EXPLORATION AND ACQUISITION EXPENSES – MINING PROPERTIES – CANADA: $6,000 was paid in the current year under discussion as part of the exploration expenses of an optioned property in B.C. while $0 (nil) was expended in the similar year ended May 31, 2012. For the period May 17, 2006 (inception) through May 31, 2013, All American has incurred $6,000 in total on expenses in the acquisition of the option on the Alex mining property. The option on the property was not exercised; as a result, this cost category will have no further costs incurred in the future.

EXPLORATION AND ACQUISITION EXPENSES – MINING PROPERTIES – U.S.A.: At the end of the pervious year, $13,677 was recorded as a payable to TAC and $1,000 was recorded as being receivable from TAC in regards to the expenses incurred on the Goldfields West and Belleville properties during fiscal 2012. During the current year, the options on both properties were terminated as a result of poor results and the high cost of returning to the projects. As a result we and TAC agreed to write off all outstanding amounts against either project. Therefore, we incurred a net credit of $12,677 against the exploration expenses of the optioned properties in Nevada during the current fiscal year. For the similar period last year, $341,330 was expended on exploration costs. For the period May 17, 2006 (inception) through May 31, 2013, All American has incurred $632,460 in total on expenses in the acquisition of the option on the Goldfields West, Belleville and Iowa Canyon properties as well as the Letters of Intent on the Essex and Bell Flats projects. Since all of these projects have had the option terminated or the option period expired, this cost category will have no further costs incurred in the future unless we are able to acquire new mining properties in the United States.

BANKING AND RELATED CHARGES: $257 in banking and related charges were incurred in the current fiscal year while $758 was incurred for the year ended May 31, 2012. For the period May 17, 2006 (inception), through May 31, 2013, All American has incurred a total of $2,679 on such expenses.

LOSS ON CURRENCY EXCHANGE: All American incurred a $0 (nil) loss in currency exchange for the year ended May 31, 2013, and lost $504 for the year ended May 31, 2012. From inception on May 17, 2006, to May 31, 2013, we have incurred a total of $1,233 in losses on currency exchange.

IMPUTED INTEREST EXPENSE – Prior to the current year, a former officer and director had advanced $20,000 in the form of a non-interest bearing promissory note and a non-related party had advanced $10,500 in the form of a non-interest bearing loan. An imputed interest of $1,503 was, therefore, deemed to have been incurred in the current fiscal year ended on May 31, 2013, which was calculated using an interest rate of 5% (five percent) which is the interest rate that was payable on comparable notes and advances that we have recently incurred. $1,525 in imputed expenses were incurred for the year ended May 31, 2012. For the period May 17, 2006 (inception), through May 31, 2013, All American has incurred a total of $3,029 on imputed interest expenses.

INTEREST EXPENSE – PROMISSORY NOTES AND ADVANCES: During fiscal 2011 - 2012 a director, through a wholly owned corporation loaned $40,000 (of which $20,000 has been repaid) to All American in the form of a promissory note which bears interest at the rate of 5% and is due and payable on April 30, 2012; although the note is currently due, the payee has agreed not to call the note especially in light of the repayment of $20,000 that was made during the prior year. In addition, a non-related party advanced $37,000 to the Corporation during the current year which is secured by a promissory note.

Interest costs of $768 regarding notes payable and advances from officers and other related or non-related parties which had been arranged in prior fiscal years as well as the referenced advance were incurred in the current fiscal year; $869 was incurred for the period ended May 31, 2012. All other advances and loans were paid in full, including accrued interest, prior to the end of the year. For the period May 17, 2006 (inception), through May 31, 2013, All American has incurred a total of $4,281 on such expenses.

INTEREST EXPENSE – CONVERTIBLE DEBENTURE: On November 10, 2011, the Corporation issued $355,000 in a non-interest bearing convertible debentures to a single creditor in exchange for cash proceeds used to make the payment due to TAC under the Goldfields agreement in the amount of $300,000 as well as $55,000 which was allocated to working capital. The amount due under the convertible note could be converted at any time, at the option of the holder, into common shares of the Corporation at a conversion price of seventy five percent (75%) of the average closing bid prices for the ten trading days immediately preceding the date that the Corporation receives notice of conversion of the convertible notes. In accordance with ASC 470-20, the Corporation determined that there was a beneficial conversion feature on the convertible notes with an intrinsic value of $118,500. The Corporation recorded $118,500 as additional paid-in capital and reduced the carrying value of the convertible notes to $237,000. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $355,500. The debenture was converted to shares on July 13, 2011. During the year ended May 31, 2013, the Corporation accreted interest of $0 (nil) and $108,199 for the similar period ended May 31, 2012. Since inception on May 17, 2006, we have incurred a total of $118,500 in interest accretable on such notes. In the future, this cost category may change based on financing activities.

LOSS ON CONVERSION OF DEBENTURE: Based on the terms of the above noted convertible debenture agreement we should have issued 765,027 shares but over allotted the number of shares to be issued (875,000) through an error in calculating the closing price as stipulated under the agreement. The value of those over allotted shares (109,973 shares) was $71,996 which is reflected in the financial statements as being a loss on the conversion and recorded in the statements as such. $0 (nil) in losses on conversion of debts was incurred for the year ended May 31, 2012. A total of $71,996 has been incurred in the period from inception on May 17, 2006, to May 31, 2013.

CONTRIBUTED ADMINISTRATIVE SUPPORT: No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2013, or 2012. For the period May 17, 2006 (inception), through May 31, 2013, a total of $300 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. The Corporation’s first president periodically contributed administrative services to the Corporation for the period from inception up to and including May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed.

CONSULTING FEES: We incurred $12,000 in consulting fees for the year ended May 31, 2013, and $9,000 for the year ended May 31, 2012. For the period May 17, 2006 (inception), through May 31, 2013, $40,500 was recorded for such costs. This category will vary from year to year dependent on corporate capital raising and potential acquisition activities. During the past year the fees were incurred mainly for advice on potential acquisitions and listing and quotation service options available to All American as well as services relating to the electronic trading of our common stock and consulting services provided to the Corporation by its current senior officer.

OFFICE EXPENSES: $9,014 in office costs were incurred in the past year. By comparison, $18,060 was incurred for the previous fiscal year ended May 31, 2012. For the period May 17, 2006 (inception), through May 31, 2013, a total of $47,779 has been spent on office related expenses. Such expenses include telephone, courier, photocopying, office supplies, trade publication subscriptions and general office costs.

ORGANIZATIONAL COSTS: No charges for organizational costs were incurred for the years ended on May 31, 2013, and 2012. Since inception to May 31, 2013, we have incurred a total of $300 in organizational expenses. We expect infrequent charges.

PROFESSIONAL FEES: All American incurred $13,852 in professional fees for the fiscal year ended on May 31, 2013, and $20,058 in the previous fiscal year. From inception to May 31, 2013, we have incurred $119,242 in professional fees mainly spent on legal, consulting and accounting matters. This expense category will vary depending on corporate capital raising activities.

CORPORATE SERVICES: No corporate service costs were incurred for the years ended May 31, 2013, or 2012. For the period May 17, 2006 (inception), through May 31, 2013, All American has spent a total of $5,000 on such expenses.

INVESTOR RELATIONS FEES: All American incurred $0 (nil) in investor relation fees for the fiscal year ended on May 31, 2013, and $45,000 in the previous fiscal year. From inception to May 31, 2013, we have incurred $45,000 in investor relations fees to develop corporate awareness to the investing community.

PUBLIC RELATINS COSTS: All American incurred $4,535 in public relations costs for the fiscal year ended on May 31, 2013, and $11,390 in the previous fiscal year. From inception to May 31, 2013, we have incurred $21,445 in public relations costs.

REGISTRATION AND FILING FEES: We incurred $10,976 in registration and filing fees for the year ended May 31, 2013, and $11,328 for the year ended May 31, 2012. For the period May 17, 2006 (inception), through May 31, 2013, $44,487 was recorded for such costs. This category will vary from year to year dependent on the filing activities of the Company with various regulators.

MANAGEMENT FEES AND COMPENSATION: On December 1, 2011, the Corporation entered into a consulting agreement with Brent Welke, our president and a director, for a term of 36 months, whereby Mr. Welke has agreed to manage the affairs of the Corporation. As compensation, we agreed to pay Mr. Welke $1,000 per month, pursuant to the terms of the consulting agreement and issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. On July 1, 2011, the Corporation entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer and a director, for a term of 36 months, whereby Mr. Gonzalez has agreed to manage the financial affairs of the Corporation. As compensation, we have agreed to pay him $1,000 per month for 36 months, pursuant to the terms of the consulting agreement and issued 2,000,000 shares of the Corporation’s common stock valued at the last trading price prior to entering into the agreement of $0.50 per share which created an accounting entry of $1,000,000 which was charged to the management fee and compensation category. $3,000 in management fee costs were incurred in the current year as a result, while $1,014,000 was incurred for the year ended May 31, 2012, which includes the deemed value of the 2,000,000 shares of common stock issued to Mr. Gonzalez under his consulting agreement. For the period May 17, 2006 (inception), through May 31, 2013, All American has incurred $1,043,477 on management fees and compensation.

TRANSFER AGENT FEES: $1,200 was spent on transfer agent costs and attendant expenses in the year ended on May 31, 2013, while $7,680 was spent in the corresponding period for 2012. For the period May 17, 2006 (inception), through May 31, 2013, a total of $18,084 has been spent on transfer agent expenses.

TRAVEL AND MEAL EXPENSES: $2,588 was spent in travel and meal costs in the year ended on May 31, 2013, while $4,323 was spent in the corresponding period for 2012. For the period May 17, 2006 (inception), through May 31, 2013, a total of $13,929 has been spent on travel and meal expenses.

RESEARCH AND DEVELOPMENT: All American has not incurred any expenses for research and development since inception on May 17, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2012 - 2013 or from the date of inception.

At the end of the current fiscal year, May 31, 2013, and as of the date of this report, All American had 96,636,122 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital
		At May 31, 2013	At May 31, 2012
Current Assets	$	$ 1,003	$22,301
Current Liabilities	$	$ 83,463	$53,248
Working Capital	$	$ (82,460)	$(30,947)

Cash Flows
	At May 31, 2013	At May 31, 2012
Net Cash Used in Operating Activities	$(57,255)	$(453,712)
Net Cash Provided by (Used In) Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$37,000	$465,000
Increase (Decrease) In Cash During The Period	$(20,255)	$11,288

As of May 31, 2013, our company had a working capital deficit of $82,460.

Use of Proceeds

Net cash provided by financing activities from inception on May 17, 2006, to May 31, 2013, was $1,016,000 as a result of proceeds received from the sale of our common stock ($599,000), proceeds of a convertible debenture ($355,000) and the net amount of advances from officers and related and non-related parties ($62,000). During that same period, the following table indicates how those proceeds have been spent to date:

Exploration of mining property - China	$ 20,000
Exploration of mining properties - U.S.A.	632,460
Exploration of mining properties - Canada	6,000
Banking and related charges	2,679
Loss on currency exchange	1,233
Loss on conversion of debt	71,996
Imputed interest expense – promissory note & advances	3,029
Interest expense – promissory note & advances	4,281
Interest expense – convertible debenture	118,500
Consulting	40,500
Office expenses	47,779
Organizational costs	300
Professional fees	119,242
Corporate services	5,000
Investor relations	45,000
Public relations	21,445
Registration and filing fees	44,487
Management fees	1,043,477
Transfer agent	18,084
Travel and meals	13,929
Total Use of Proceeds to May 31, 2013	$2,259,421

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception which is likely to continue through fiscal 2013 – 2014. Management projects that we may require $500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$100,000
New project exploration expenses	200,000
Repayment of debt	100,000
Working capital	100,000
Total	$500,000

As at May 31, 2013, we had a working capital deficit of $82,460. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through private placements of our stock or prospectus offerings, loans or advances from officers, directors and shareholders and the possible sale of part of our interest in our mineral properties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2013.

Financial Instruments
At May 31, 2013, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2013, and for the period May 17, 2006 (date of inception), through May 31, 2013, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

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

Recently Adopted and Enacted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.

Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

  Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
  Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRS. Like ASU 2011-11, the amend-ents in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

The Report of Independent Registered Public Accounting Firm by M&K CPAs, PLLC, for the audited financial statements for the years ended May 31, 2013, and 2012 is included herein immediately preceding the audited financial statements.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the fiscal years ended May 31, 2013, and May 31, 2012, and
From the date of Inception on May 17, 2006, to May 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
All American Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of All American Gold Corp. (an Exploration Stage Company) as of May 31, 2013 and May 31, 2012, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period May 17, 2006 (inception), through May 31, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Gold Corp. as of May 31, 2013 and 2012, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and no revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
August 6, 2013

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	May 31, 2013	May 31, 2012

ASSETS

CURRENT ASSETS
Cash	$946	$21,201
Exploration advances	-	1,000
Prepaid expenses	57	100

TOTAL ASSETS	$1,003	$22,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to a related party - former officer and director (Note 4)	$20,000	$20,000
Due to non-related parties (Note 5)	47,500	10,500
Accounts payable and accrued liabilities	15,963	22,748

TOTAL LIABILITIES	83,463	53,248

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized 800,000,000 shares of common stock, $0.001 par value, Issued and outstanding 96,636,122 shares of common stock at May 31, 2013, and 2012	96,636	96,636
Additional paid-in capital	2,080,625	2,079,121
Deficit accumulated during the exploration stage	(2,259,721)	(2,206,704)
Total stockholders’ equity (deficit)	(82,460)	(30,947)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,003	$22,301

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			results of
			operations from
	Twelve Months	Twelve Months	May 17, 2006
	ended	ended	(inception), to
	May 31, 2013	May 31, 2012	May 31, 2013

EXPENSES

Exploration mining property - China	$-	$-	$20,000
Exploration mining property - USA	(12,677)	341,330	632,460
Exploration mining property - Canada	6,000	-	6,000
Bank charges	257	758	2,679
Loss on currency exchange	-	504	1,233
Loss on conversion of debt	-	71,996	71,996
Imputed interest expense – promissory notes & advances	1,504	1,525	3,029
Interest expense - promissory notes & advances	768	869	4,281
Interest expense – convertible debenture	-	108,199	118,500
Contributed administrative support (Note 7)	-	-	300
Consulting	12,000	9000	40,500
Office	9,014	18,060	47,779
Organizational costs	-	-	300
Professional fees	13,852	20,058	119,242
Corporate services	-	-	5,000
Investor relations	-	45,000	45,000
Public relations	4,535	11,390	21,445
Registration and filing fees	10,976	11,328	44,487
Management fees	3,000	1,014,000	1,043,477
Transfer Agent	1,200	7,680	18,084
Travel and meals	2,588	4,323	13,929

Total expenses	53,017	1,666,020	2,259,721

NET LOSS FOR THE PERIOD	$(53,017)	$(1,666,020)	$(2,259,721)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	96,636,122	96,057,278

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception May 17, 2006, to May 31, 2013

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 7)		Paid-in	Receivable	Exploration
	Common Stock		Capital		Stage	Total
	No. of shares	Amount
Common stock issued for cash at $0.001 per share
- May 31, 2006 (Note 7	50,000,000	$50,000	$-	$-	$-	$-
- Share Subscription receivable	-	-	-	(50,000)	-	(50,000)
Net loss for the period ended
May 31, 2006	-	-	-	-	(300)	(300)
Balance, May 31, 2006	50,000,000	50,000	-	(50,000)	(300)	(300)

Share Subscription Received	-	-	(45,000)	50,000	-	5,000
March 23, 2007 common stock sold in private placement offering ($0.01/ share) (Note 7)	22,000,000	22,000	-	-	-	22,000
Net loss for the year ended May 31, 2007	-	-	200	-	(12,102)	(11,902)
Balance, May 31, 2007	72,000,000	72,000	(44,800)	-	(12,402)	14,798

Net loss for the year ended May 31, 2008	-	-	100	-	(22,061)	(21,961)
Balance May 31, 2008	72,000,000	72,000	(44,700)	-	(34,463)	(7,163)

Net loss for the year ended May 31, 2009	-	-	-	-	(21,286)	(21,286)
Balance, May 31, 2009	72,000,000	72,000	(44,700)	-	$(55,749)	$(28,449)

Common stock issued for cash at $0.001 per share – Mar 17, 2010 (Note 7)	18,400,000	18,400	73,600	-	-	92,000
Net loss for the year ended May 31, 2010	-	-	-	-	(77,051)	(77,051)
Balance May 31, 2010	90,400,000	90,400	28,900	-	$(132,800)	$(13,500)

Common stock issued at a deemed value of $0.001 per share – Nov 10, 2011 (Note 7)	2,500,000	2,500	10,000	-	-	12,500
Intrinsic value of beneficial conversion feature of convertible debenture (Note 7)	-	-	118,500	-	-	118,500
Net loss for the year ended May 31, 2011	-	-	-	-	(407,884)	(407,884)
Balance May 31, 2011	92,900,000	$92,900	$157,400	$-	$(540,684)	$(290,384)

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception May 17, 2006, to May 31, 2013

					Deficit
				Share	Accumulated
			Additional	Subscription	During the
	(Note 7)		Paid-in	Receivable	Exploration
	Common Stock		Capital		Stage	Total
	No. of shares	Amount
Common stock issued at a value of $0.50 per share – July 1, 2011 – consulting agreement (Note 7)	2,000,000	$2,000	$998,000	-	-	$1,000,000
Common stock issued at a value of $0.50 per share – July 13, 2011– private placement (Note 7)	400,000	400	199,600	-	-	200,000
Common stock issued at $0.067 per share – July 13, 2011 conversion of debenture (Note 7)	875,000	875	349,125	-	-	350,000
Common stock issued at a value of $0.70 per share – Sept 12, 2011 – private placement (Note 7)	400,000	400	279,600	-	-	280,000
Common stock issued at a value of $0.51 per share – Oct 3, 2011, due under Nevada option agreements (Note 7)	19,455	19	18,167	-	-	18,186
Common stock issued at a value of $0.09 per share – Mar 26, 2011, due under Nevada option agreements (Note 7)	41,667	42	3,708	-	-	3,750
Loss on conversion feature of convertible debenture (Note 6)	-	-	71,996	-	-	71,996
Imputed interest on non-interest bearing notes payable	-	-	1,525	-	-	1,525
Net loss for the year ended May 31, 2012	-	-	-	-	(1,666,020)	(1,666,020)
Balance May 31, 2012	96,636,122	$96,636	$2,079,121	-	$(2,206,704)	$(30,947)
Imputed interest on non-interest bearing notes payable	-	-	1,504	-	-	1,504
Net loss for the year ended May 31, 2013	-	-	-	-	(53,017)	(53,017)
Balance May 31, 2013	96,636,122	$96,636	$2,080,625	-	$(2,259,721)	(82,460)

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP. (formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012
AND THE PERIOD FROM MAY 17, 2006 (INCEPTION), TO MAY 31, 2013

			Cumulative results
			of operations from
			May 17, 2006
	Year ended	Year ended	(inception) to May
	May 31, 2013	May 31, 2012	31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(53,017)	$(1,666,020)	$(2,259,721)
Adjustments to reconcile net loss to net cash used in operating activities			-
- imputed interest expense	1,504	1,525	3,029
- contributed administrative support by an officer (Note 4)	-	-	300
- share issuance under management/consulting agreements	-	1,000,000	1,012,500
- shares issuance under option agreements	-	21,936	21,936
- accretion of interest on convertible notes	-	108,199	118,500
- loss on conversion of debenture	-	71,996	71,996
- Gain on forgiveness of accounts payable	(13,677)	-	(13,677)
- Impairment of prepaid expense	1,000	-	1,000
Changes in			-
- prepaid expenses	43	1,000	(57)
- exploration advances	-	(1,000)	(1,000)
- accounts payable and accrued liabilities	6,892	8,652	30,140

NET CASH USED IN OPERATING ACTIVITIES	(57,255)	(453,712)	(1,015,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	480,000	599,000
Loan from non-related party	-	5,000	5,000
Repayment of notes payable	-	-	61,091
Proceeds from issuance of notes payable (Note 5)	37,000	-	37,000
Proceeds from convertible notes	-	-	355,000
Payments on related party notes payable	-	(20,000)	(41,091)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,000	465,000	1,016,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	(20,255)	11,288	946

CASH, BEGINNING OF PERIOD	21,201	9,913	-

CASH, END OF PERIOD	$946	$21,201	$946
Significant non-cash transactions from inception on May 17, 2006, to May 31, 2013
Conversion of convertible debenture	$-	$350,000	$350,000
Supplemental cash flow information: Cash paid for:
Interest	$-	$-	$1,644
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 1 – BASIS OF PRESENTATION

a)	Organization

Osprey Ventures, Inc. was incorporated in the state of Wyoming on May 17, 2006, and changed its name to All American Gold Corp. (the “Company”) on October 15, 2010, to engage in the acquisition, exploration and development of mineral resource properties. The Company is considered an exploration stage company as it has not generated revenues from its operations.

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

In the accompanying financial statements, the Company incurred an accumulated deficit of $2,259,721 for the period from May 17, 2006 (inception), to May 31, 2013, and has no revenue. The Company’s future success is primarily dependent upon the existence of gold or other precious minerals on properties for which the Company owns a working interest or an option to acquire an interest. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if gold is discovered, to exploit the discovery on a timely and cost-effective basis.

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

Cash consists of cash on deposit with a government insured federally regulated bank and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits. For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at either May 31, 2013, or May 31, 2012.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and loans from related parties. At May 31, 2013, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Basic net loss per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At May 31, 2013, and May 31, 2012, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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
May 31, 2013

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,259,721 as of May 31, 2013, that will be offset against future taxable income; these operating loss carry forwards expire in various years through 2032. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

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

As at May 31, 2013, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

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

The Company is considered an exploration-stage company, having limited operating revenues during the period presented in compliance with ASC Topic “Accounting and Reporting of Development Stage Companies” which requires those companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things, Management has defined inception as May 17, 2006. Since inception, the company has incurred a net loss of $2,259,721. Much of this is related to professional fees and the first phase of exploration on our optioned mining properties. Management has provided financial data since May 17, 2006 (inception), in the financial statements.

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 3 – RECENTLY ADOPTED AND RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS (continued)

Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRS. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

Officers contributed administrative services to the Company for certain periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services,

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

which equaled $50 per hour based on the level of services performed. The services were reported as contributed administrative support with a corresponding credit to additional paid-in capital. No contributed administrative costs have been incurred in the current year to date.

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

Imputed interest expenses on notes & advances - prior to the current year, a former officer and director had advanced $20,000 in the form of a non-interest bearing promissory note and a non-related party had advanced $10,500 in the form of a non-interest bearing loan. An imputed interest of $1,504 was, therefore, deemed to have been incurred in the fiscal year ended on May 31, 2013, which was calculated using an interest rate of 5% (five percent) which is the interest rate that was payable on comparable notes and advances recently incurred. For the similar period in 2012, the comparable amount was $1,525. For the period May 17, 2006 (inception), through May 31, 2013, All American has incurred a total of $3,029 on imputed interest expenses.

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

On July 1, 2012, the Company entered into a consulting agreement with Gaspar R. Gonzalez, our treasurer, Chief Financial Officer and a director, for a term of 36 months, whereby Mr. Gonzalez agreed to provide the Company with various financial consulting services. As compensation, the Company agreed to pay him US $1,000 on the first day of each of the 36 months, pursuant to the terms of the consulting agreement and issued 2,000,000 shares of the Company’s common stock which, for accounting purposes, was valued at $1,000,000 which is based on the last price at which our common stock traded at the close of business on July 1, 2012 – $0.50 per share.

NOTE 5 – NON-RELATED PARTY TRANSACTIONS

The convertible debenture that the Corporation undertook in July, 2011, was overpaid by $10,500 and such sum has been carried on our records as a non-related party loan since that date; there are no terms of repayment. In October, 2012, the Corporation entered into a promissory note with a non-related party to loan up to $50,000 to the Corporation, such note bearing interest at a rate of five percent (5%) per annum. During the fiscal year ended May 31, 2013, $37,000 under that note had been advanced. The total due to non-related parties at the end of the current fiscal year stood at $47,500.

NOTE 6 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS

Mineral Property Interests – State of Nevada – U.S.A.

On August 23, 2010, we entered into two agreements with TAC Gold Inc., a Canadian reporting issuer, in regards to the acquisition of certain property interests. The interests that we acquired were as follows:

•

An option to acquire a 70% interest in a mineral exploration property called the “Belleville” property in Mineral County, Nevada. TAC had an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property (under which agreement Minquest retained a 3% net smelter return royalty); During the year the option was terminated by mutual agreement between TAC and the Company as the result of poor exploration results achieved to date;

•

An option to acquire a 35% interest in a mineral exploration property called the “Goldfield West” property in Esmeralda County, Nevada. TAC had an underlying option agreement with Minquest Inc. for the acquisition of a 100% interest in the property. Also during the current year the option was terminated by mutual agreement between TAC and the Company as the result of poor exploration results achieved to date.

Pursuant to the terms of the above noted option agreements, in order to earn the 70% interest in the Belleville property we assumed our 70% portion of the obligations of TAC Gold under their option agreements with Minquest which consisted of:

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 6 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

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

Because we mutually elected to terminate the option agreement, no further payment or share issues is required.

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

ALL AMERICAN GOLD CORP.
(formerly Osprey Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 6 – OPTION ON MINERAL PROPERTY – UNPROVEN MINERAL INTERESTS (continued)

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

ALEX CLAIMS – VERNON MINING DISTRICT, B.C., CANADA

On November 1, 2012, we entered into a Mineral Property Acquisition Agreement (the “Agreement”) with James Hason (“Hason”) that set out the general terms and conditions between Hason and the Corporation in regards to the “Alex” mineral property (the “Property”) located in the Vernon Mining Division, British Columbia, Canada, which allows us an option to investigate and purchase the property until March 31, 2013, by making payment of $6,000 upon the execution of the Agreement. Hason may extend the option until October 30, 2013, by our making an additional payment of USD $2,000 on or before March 31, 2013. In consideration of signing the Agreement, we paid to Hason the sum of $6,000 concurrently with the execution and delivery of the Agreement.

After review of the underlying engineering data, it was determined that the Company would not proceed with further work on the Alex Claims; accordingly, the agreement was terminated.

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
May 31, 2013

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
May 31, 2013

NOTE 8 – INCOME TAXES

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

The Company recognizes accrued interest and penalties related to potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of ASC 740-10. No penalties were recognized during fiscal 2012 or fiscal 2013.

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,259,721 as of May 31, 2013, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

	May 31
	2013	2012
Net Operating Loss	$2,259,721	$2,206,704
Statutory Rate	$34%	$34%
Income tax recovery at statutory rate	$768,305	$750,279
Less valuation allowance	(768,305)	(750,279)
Net deferred income tax asset	---	---

NOTE 9 – SUBSEQUENT EVENTS

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

There were no changes in our independent accountants for the years ended May 30, 2013, and 2012.

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

As of May 31, 2013, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of May 31, 2013, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses. management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Dr. Gaspar R	Chief Executive Officer	58	July 1, 2011
Gonzalez, Jr.	Chief Operating Officer
Chief Financial Officer
Director

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our former president, Mr. Welke, and our current President and Treasurer, Mr. Gonzalez, each spent approximately 10% of his time (approximately 6 hours per week) on the affairs of All American. For the coming year, it is anticipated that their time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gaspar R. Gonzalez, Jr. – President, Chief Executive Officer, Chief Financial Officer and Treasurer - As chief executive and chief financial officer, Dr. Gonzalez, Jr. oversees all of the organization, planning, reporting and analyzing of the Company’s financial data. Dr. Gonzalez, Jr. has more than fifteen years executive-level experience in financial management organizations. Prior to joining the Company, from 1997 to 2009, he was an advisor on global business alliances and a senior director of international development in strategic affairs and governmental business development with United States Advanced Resource Technologies. As a chief executive officer, Mr. Gonzalez’s responsibilities included overseeing the Corporation’s day-to-day activities. His responsibilities included the introduction and development of strategic business alliances; serving as host with governments, while bridging respective organizations to key decision making contacts in the target country; identifying the client’s needs and interfacing with the sales and delivery of technical advisory services, mergers and acquisitions, and infrastructure developers in Asia/Pacific, Latin America, Africa and Europe; leading international operations. These included functions of general management issues specializing in banking and international finance, international trade and commerce, energy, water, environmental management, telecommunications, healthcare, pharmaceutical and nutraceutical, food and distribution sectors. From August 2005 to July 2007 Dr. Gonzalez, Jr. was the senior advisor, director, project manager and program facilitator with Menon Foundation in Dubai, UAE, where his responsibilities included advising on all phases of negotiations and contracts, stemming from letters of intent to final payments and review of contract structures; coordinating with all responsible parties and consolidating reports; verifying and hypothecating all negotiable instruments for transactions; identifying fraudulent operators and coordinating reporting with the Federal Reserve and all other respective duties assigned by the authority of the Sheik. His financial control and commercial skills played a crucial role in helping Menon Foundation achieve and exceed its projected growth year after year. He has experience in the financial sector working with entities such as IMF, Export-Import Bank, World Bank, USAID and others specializing in banking, international financial operations, international trading and minerals and oil related industries. Dr. Gonzalez earned his Bachelor of Business Administration degree at Florida Atlantic University (1979). He also holds a Doctorate Business Administration/PHD (1992) in international business development and finance. Dr. Gonzalez is multilingual – DOD/NSA certified in English, Spanish, French, Portuguese, Italian and with working knowledge in Chinese.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

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

Web Site

All American maintains a Web site at “allamericangoldcorp.com” and has an email address at info@allamericangoldcorp.com and at alamericangold@gmail.com.

Item 11. Executive Compensation

(a) General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2013, and 2012; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2013, and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

Name and Principal Position	Fiscal Year Ended May 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compen- sation
Brent Welke President & Director	2013 (part)	$3,000	$0	$0	Nil	$0	$3,000
Gaspar R. Gonzalez President, Treas. & Dir.	2013 (part)	12,000	$0	$1,000,000	$0	$0	$12,000
Brent Welke President & Director	2012	$12,000	$0	$0	Nil	$0	$12,000
Gaspar R. Gonzalez Treas. & Dir.	2012	6,000	$0	$1,000,000	$0	$0	$1,006,000
Brent Welke President & Director	2011 (part)	$12,000	$0	$12,500	Nil	$0	$18,500
Gaspar R. Gonzalez Treas. & Dir.	2011 (part)	$1,000	$0	$0	$0	$0	$1,000
James Yiu Yeung Lung Pres. & Dir.	2010 (part)	$3,225	$0	$0	Nil	$0	$0

On December 1, 2010, the Corporation entered into a management agreement with Brent Welke, our former president and a director, for a term of 36 months, whereby Mr. Welke agreed to manage the affairs of the Corporation. As compensation, we agreed to pay Mr. Welke $1,000 per month, pursuant to the terms of the consulting agreement and have issued 2,500,000 shares of the Corporation’s common stock valued at the last issuance price of $0.005 per share. $3,000 in management fee costs were incurred in the current year under his management agreement. Mr. Welke resigned on August 31, 2012, to pursue other business opportunities resulting in the termination of the management agreement.

O July 1, 2012, the Corporation entered into a consulting agreement with Gaspar R. Gonzalez, our current president, treasurer and a director, for a term of 36 months, whereby Dr. Gonzalez has agreed to manage the affairs of the Corporation. As compensation, we agreed to pay Dr. Gonzalez $1,000 per month, pursuant to the terms of the consulting agreement and have issued 2,000,000 shares of the Corporation’s common stock valued at the last traded price of $0.50 per share.

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

[3]	For Messrs. Gonzalez, Yiu and Ma, as of May 31, 2013, and the date of this report.
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

Title of Class	Name and Address of Beneficial Owner [1] [3]	Amount & Nature of Beneficial Ownership [2]	Percentage of Class
Common stock	Gaspar R. Gonzalez 514 Enfield Road Delray Beach, FL 33440 Director and officer since July 1, 2011	2,000,000 Beneficial Owner	2.2%

[1]	As of May 31, 2013, and the date of this report.
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

The directors, officers and other members of management of All American, as a group, beneficially own, directly or indirectly, 2,000,000 of our common shares, representing 2.1% of the total issued and outstanding securities of All American as of May 31, 2013, and the date of this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction or proposed transaction since the year ended May 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the current fiscal year ended May 31, 2013, and for fiscal year ended May 31, 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2013	May 31, 2012
Audit Fees	$4,000	$4,000
Audit Related Fees	$5,600	$6,550
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,600	$10,550

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2013, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $9,600 as compared to $10,550 for the similar period of the preceding fiscal year and for the period from inception on May 17, 2006, to May 31, 2013, the amount was approximately $50,800.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2012, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 (nil) and $0 (nil) for the similar period last year and for the period from inception on May 17, 2006, to May 31, 2013, the amount was approximately $0 (nil).

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2013, and 2012 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on May 17, 2006, to May 31, 2013, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2013 and 2012 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on May 17, 2006, to May 31, 2013, the amount was $0 (nil).

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this report;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(10)	Material Contracts
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
10.7

Mineral Property Acquisition Agreement between All American Gold Corp. and James Hason dated November 1, 2012, regarding All American’s being allowed an option to investigate and purchase the Alex mineral property (incorporated by reference to our Form 8K filing of November 5, 2012)

10.8

Letter of Intent between All American Gold Corp. and Desert Pacific Exploration, Inc. dated April 13, 2012 regarding All American’s exclusive ability to investigate the Essex mineral property until May 12, 2012 (incorporated by reference to our Form 8K filing of April 23 2012)

10.9

Letter of Intent between All American Gold Corp. and Desert Pacific Exploration, Inc. dated May 7, 2012 regarding All American’s exclusive ability to investigate the Bell Flats mineral property until June 22, 2012 (incorporated by reference to our Form 8K filing of April 23 2012)

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

ALL AMERICAN GOLD CORP.
(Registrant)

By:	/s/ “Gaspar R. Gonzalez”

Gaspar R. Gonzalez, President, Secretary (Principal Executive Officer,
Chief Executive Officer), Treasurer (Principal Financial Officer and Chief
Financial Officer) and Director

Date:	August 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Gaspar R. Gonzalez”

Gaspar R. Gonzalez, President, Secretary (Principal Executive Officer,
Chief Executive Officer), Treasurer (Principal Financial Officer and Chief
Financial Officer) and Director

Date:	August 6, 2013