Form 10-K/A
period 2013-05-31
All American Gold Corp.
filed 2013-11-06
CIK 1409430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

This annual report on Form 10-K/A is being filed to amend the report of the auditor and to include the report(s) of the predecessor auditors for the. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains complete text of the Original Form 10-K, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

Our current auditors have relied on the work of predecessor auditors and refer to the other auditors and identify the periods audited by those other auditors in the introductory paragraph of their audit report. The amendment contained herein contains the revised opinion paragraph of our audit report to refer to the report(s) of the other auditors in expressing an opinion on the cumulative period from May 17, 2006 (inception) through May 31, 2013. It also contains a copy of the former auditor’s opinion letter for the cumulative period from May 17, 2006, (inception) through May 31, 2008

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
All American Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of All American Gold Corp. (an Exploration Stage Company) as of May 31, 2013 and May 31, 2012, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period May 17, 2006 (inception), through May 31, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from May 17, 2006 (inception) to May 31, 2008, insofar as it relates to amounts for prior periods through May 31, 2008, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Gold Corp. as of May 31, 2013 and 2012, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

ALL AMERICAN GOLD CORP.
(Registrant)

By:	/s/ “Gaspar R. Gonzalez”

Gaspar R. Gonzalez, President, Secretary (Principal Executive Officer,
Chief Executive Officer), Treasurer (Principal Financial Officer and Chief
Financial Officer) and Director

Date:	November 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Gaspar R. Gonzalez”

Gaspar R. Gonzalez, President, Secretary (Principal Executive Officer,
Chief Executive Officer), Treasurer (Principal Financial Officer and Chief
Financial Officer) and Director

Date:	November 6, 2013