Form 10-K/A
period 2013-05-31
All American Gold Corp.
filed 2013-11-08
CIK 1409430

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American Gold Corp. as of May 31, 2013 and 2012, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the periods from May 17, 2006 (inception) to May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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